Form 10-K
period 2020-12-31
Oncorus, Inc.
filed 2021-03-10
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39575

ONCORUS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3779757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Hampshire Street, Suite 401 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 320-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ONCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

There was no aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, because the Registrant’s common stock was not trading on any exchange on that date. The aggregate market value of the Registrant’s common stock held by non-affiliates as of December 31, 2020 was $467.1 million, based on the closing price of the Registrant’s common stock on The Nasdaq Global Market on that date.

The number of shares of Registrant’s common stock outstanding as of March 1, 2021 was 25,625,310.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

•	our success in identifying and developing future potential candidates from our oncolytic HSV-1 platform, or oHSV Platform, and our synthetic platform, or Synthetic Platform;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the timing or likelihood of our ability to receive the required regulatory approvals and clearances to successfully market and sell our products in the United States and certain other countries;

•	the commercialization of our product candidates, if approved;

•	our expectations regarding the potential market size and the rate and degree of market acceptance for any product candidates that we develop;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	the effects of competition with respect to ONCR-177 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;

•	our ability to fund our working capital requirements;

•	our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates;

•	our financial performance and our ability to effectively manage our anticipated growth;

•	our ability to obtain additional funding for our operations; and

•	other risks and uncertainties, including those listed under the “Risk Factors” section of this Annual Report.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Summary Risk Factors,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to new information, actual results or changes in our expectations, except as required by law.

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which investors should be aware before making a decision to invest in our common stock. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K, but a summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects includes the following:

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

•

Public health crises such as pandemics, including the coronavirus disease, or COVID-19, or similar outbreaks could materially and adversely affect our business, including the conduct of preclinical studies and clinical trials and our manufacturing efforts.

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

v

PART I

Unless otherwise stated or the context otherwise indicates, references to “Oncorus,” the “Company,” “we,” “our,” “us,” or similar terms refer to Oncorus, Inc.

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing next-generation, systemically active viral immunotherapies to transform outcomes for cancer patients. Using our two distinct proprietary platforms, we are developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells and stimulate multiple arms of the immune system against tumors. Our lead product candidate, ONCR-177, is an intratumorally administered viral immunotherapy based on our oncolytic HSV-1 platform, referred to as our oHSV Platform, which leverages the Herpes Simplex Virus type 1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. Utilizing this proprietary platform, we are engineering our product candidates, such as ONCR-177, to carry greater numbers of immunostimulatory transgenes than viral immunotherapies that are either currently approved or in clinical development. These transgenes are designed to drive strong systemic anti-tumor immunity to elicit tumor responses at injected and distant non-injected tumor sites, or abscopal activity. In addition, viruses from our oHSV Platform maintain full viral replication competency in tumors and are designed to be selectively attenuated in healthy tissues. We believe this unique combination of features allows us to break the safety versus potency trade-off that has generally limited the viral immunotherapy field to date. We are also developing a broad pipeline of product candidates that leverages our second platform, which we refer to as our Synthetic Platform. This platform aims to enable repeat intravenous administration of viral immunotherapies in order to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons, such as cancers of the lung.

We have initiated and begun dosing patients in a Phase 1 clinical trial of ONCR-177 in patients with several different types of solid tumors, including breast cancers and cutaneous tumors. We expect to report preliminary data from this trial in multiple data readouts beginning in the second half of 2021 through the second half of 2022. We also have additional preclinical stage oHSV programs addressing both intratumoral and intravenous solutions to other unmet medical needs, including a program designed to target brain cancer through intratumoral injection, which we refer to as ONCR-GBM. We expect to nominate a clinical candidate from this program in the second half of 2021.

Viral immunotherapies cause an immunogenic cell death by way of viral oncolysis, which has the added benefit of exposing all the tumor’s neoantigens to the immune system. These therapies can also be engineered to express multiple transgenes to further stimulate robust and durable patient-specific anti-tumor immune responses. We designed ONCR-177 to overcome the limitations of existing viral immunotherapies by enhancing abscopal activity and potency. In addition to its ability to cause immunogenic cell death, ONCR-177 is armed with five immunostimulatory transgenes: IL-12, CCL4, FLT3LG, a PD-1 antagonist nanobody and a CTLA-4 antagonist monoclonal antibody (which has the same amino acid sequence as ipilimumab). In multiple preclinical models of cancer, immune cells activated by ONCR-177 and its encoded payloads drive anti-tumor responses in both injected tumors and non-injected tumors, or abscopal activity. We also designed ONCR-177 to replicate and express transgenes only in tumor cells while disabling its effects on healthy tissues. In multiple preclinical cancer models we observed that these anti-tumor activities of ONCR-177 are achieved without either the systemic release of cytokines that can be associated with toxicity or significant presence of the virus in non-injected tumors or in the circulation, in addition to favorable tolerability when administered via intravenous and intratumoral injection in a validated murine model of HSV-1 infection.

We intend to develop ONCR-177 for multiple indications. Our ongoing Phase 1 dose escalation clinical trial of ONCR-177 is currently enrolling patients with several types of solid tumors, including breast cancers, such as triple negative and hormone receptor-positive breast cancers; squamous cell carcinomas of head and neck, or SCCHN; and cutaneous tumors, including melanoma and non-melanoma skin cancers. We also plan to enroll patients with tumors that have spread to the liver, such as metastases from microsatellite stable colorectal carcinomas, or MSS CRC. We intend to investigate ONCR-177 in our Phase 1 clinical trial both as monotherapy and in combination with the immune checkpoint inhibitor pembrolizumab, which is marketed by Merck under the brand name KEYTRUDA. In July 2020, we entered into a clinical trial collaboration and supply agreement with Merck under which we are conducting the combination arm of the trial in partnership with Merck and Merck is supplying pembrolizumab for the trial with no financial obligation to us.

Our initial clinical development of ONCR-177 is focusing on patients with tumors with low levels of infiltrated immune cells, which are referred to as cold tumors, and who would not be expected to respond to current immunotherapies, as well as patients with tumors infiltrated with high levels of immune cells, or hot tumors, who have not responded to, or progressed after treatment with, immune checkpoint inhibitors. Once we determine a recommended Phase 2 dose, or RP2D, for ONCR-177, we intend to continue its clinical development through focused expansion cohorts. The expansion cohorts are intended to enable us to obtain further safety, biomarker and clinical activity data that will guide our future clinical development. Given its anticipated safety profile and ability to stimulate multiple arms of the immune system to attack cancer systemically, we also believe that ONCR-177 has potential in pre-surgical, or neoadjuvant, settings. We intend to enroll additional cohorts of patients with early-stage breast cancer once the RP2D for ONCR-177 in the Phase 1 clinical trial has been determined.

We are also pioneering viral immunotherapy programs for repeat intravenous administration. This platform is designed to deliver synthetic viral genomes protected within a lipid nanoparticle, or LNP. We believe this approach will avoid the rapid immune clearance from circulation caused by neutralizing antibodies otherwise observed to date with intravenously-administered oncolytic viruses and thought to limit their effectiveness in the clinic. Once inside the tumor, the synthetic viral genome from our synthetic viruses is first amplified and then instructs tumor cells to synthesize actual infectious virions, which can cause tumor lysis before infecting nearby tumor cells while stimulating immune cell recruitment and activity.

Using our Synthetic Platform, we have established preclinical proof of concept for two synthetic viral immunotherapies, based on coxsackievirus A21, or CVA21, and Seneca Valley Virus, or SVV. These viruses have been studied extensively by others in clinical trials in which they have been administered intravenously and shown to be well tolerated. However, patients in these trials developed neutralizing antibodies leading to rapid clearance of the virus from circulation. Our lead Synthetic Platform product candidate, based on a potency-optimized CVA21 strain, is intended to be administered intravenously for the treatment of non-small cell lung cancer, or NSCLC, among other potential indications, including melanoma, and other solid tumors. We are also developing a second synthetic program, which is based on SVV, that is intended to be administered intravenously for the treatment of small cell lung cancer, or SCLC, treatment-emergent small cell neuroendocrine prostate cancer, or t-SCNC, and other neuroendocrine tumors. These synthetic viral immunotherapy programs, referred to as Synthetic CVA21 and Synthetic SVV, respectively, are currently in preclinical development. We intend to nominate clinical candidates in our Synthetic CVA21 and Synthetic SVV programs for clinical development in the first half of 2021.

We believe the therapies that we are developing will bring significant benefit to many patients who are currently underserved by approved immuno-oncology therapies, including other viral immunotherapies and immune checkpoint inhibitors.

Our pipeline

The status of our current product candidates is shown in the table below.

Our founders, leadership team and key investors

Our company was co-founded by a team including MPM Capital executive partner Mitchell Finer, Ph.D., who has over three decades of experience in cancer immunotherapy, cell and gene therapy and regenerative medicine. Dr. Finer previously served as our chief executive officer and chief scientific officer and currently serves as our Executive Chairman. Our oHSV portfolio is based upon the work of renowned scientist Professor Joseph Glorioso III, Ph.D., who is chairman of our scientific advisory board. Professor Glorioso has conducted over four decades of research related to the basic biology and genetics of herpes simplex virus and is a pioneer in the design and application of HSV-1 gene vectors.

We have assembled a seasoned leadership team with extensive experience in developing and manufacturing oncology therapies, including advancing product candidates from preclinical research through clinical development and commercialization. Our President and Chief Executive Officer, Theodore (Ted) Ashburn, M.D., Ph.D., was previously Head of Oncology Development at Moderna Therapeutics, Inc. and Global Head of Leukine® (rhu GM-CSF) and Elitek®/Fasturtec® (rasburicase) within Sanofi Oncology at Sanofi S.A., and also held multiple business development roles at Genzyme Corporation. Christophe Quéva, Ph.D., our Chief Scientific Officer and Senior Vice President, Research, previously served as chief scientific officer at iTeos Therapeutics SA. Before iTeos, he held successive senior positions at AstraZeneca, plc, Amgen, Inc. and Gilead Sciences, Inc. where he led or supported multiple drug discovery programs for oncology and inflammatory diseases, from target selection to commercial approval for small molecules and biologics. John Goldberg, M.D., our Senior Vice President, Clinical Development, is a pediatric oncologist who trained at the Dana Farber Cancer Institute with clinical development experience at both H3 Biomedicine Inc. and Agenus, Inc.

Our strategy

To achieve our objective of transforming clinical outcomes for cancer patients through the development of viral immunotherapies, we intend to:

∎

Advance ONCR-177 through clinical development both as monotherapy and in combination with pembrolizumab. We are currently evaluating as monotherapy and eventually, we plan to evaluate, in combination with pembrolizumab, the safety, tolerability, immune stimulation, and preliminary efficacy of ONCR-177 in both cold and hot tumors in a Phase 1 clinical trial (NCT04348916). We expect to report preliminary data from this trial in multiple data readouts beginning in the second half of 2021 through the second half of 2022. We expect these readouts to include preliminary dose escalation and expansion data for ONCR-177 as monotherapy and in combination with pembrolizumab.

∎

Advance our synthetic viral immunotherapy product candidates for repeat intravenous administration both as monotherapies and in combination with immune checkpoint inhibitors. We plan to conduct activities in the near-term that will allow us to optimize the viral genomes and formulation for both our lead synthetic program, which is based on CVA21, and our second synthetic program, which is based on SVV, in order to nominate candidates for further clinical development. Synthetic viral immunotherapy product candidates to be developed from our Synthetic Platform will utilize shared formulation, regulatory and manufacturing strategies, allowing us to be more efficient in the development of subsequent product candidates.

∎

Continue to strengthen our position in the viral immunotherapy field through continuous product development and investments in our platforms. We intend to continue to pursue internal discovery of both HSV-1 and synthetic viral immunotherapy product candidates. We plan to drive innovation and to engineer our next- generation viral immunotherapies to target specific tumors based on tumor affinity, or tropism, and develop transgene combinations tailored to overcome immunosuppressive activity in order to further improve outcomes for cancer patients. A first example of this approach is with the development of ONCR-GBM, our preclinical oHSV program specifically engineered to address the unmet medical need of patients suffering from brain cancer.

∎

Broaden and strengthen our in-house manufacturing capabilities. We have strong in-house process development capabilities for both of our platforms and will continue to invest in building these capabilities and in proprietary processes to enhance our competitive advantage when manufacturing product candidates for our oHSV and synthetic viral immunotherapy programs. We currently leverage external contract manufacturing organizations, or CMOs, to implement our processes to produce material manufactured using current good manufacturing practices, or cGMP. In December 2020, we entered into a lease agreement for an approximately 88,000 square foot facility in an effort to support our advancing pipeline of product candidates. Initial site build out is anticipated to be completed by the end of 2021 and we expect the facility to be fully operational in 2023.

∎

Selectively partner with leading biopharmaceutical companies to unlock the full potential of our viral immunotherapy product candidates and platforms while retaining product rights in key markets. We intend to accelerate development of our viral immunotherapy product candidates to commercialization by pursuing strategic partnerships with leading biopharmaceutical companies. Our oHSV and Synthetic Platforms along with our proprietary technology provide us the opportunity to pursue discovery and development partnerships for novel and innovative candidates not currently in our development pipeline. In addition, given the breadth of the therapeutic and global market opportunities for our current product candidates, we believe that entering into select global or regionally focused strategic partnerships for individual product candidates may accelerate development and expand patient access.

Traditional cancer therapy, immunotherapy and the need for new options for cancer patients

The treatment of certain cancers has improved markedly over the past decade. Whereas many cancer treatments were historically limited to surgical removal, cytotoxic chemotherapy and/or radiation, recent advances target specific genetic changes in individual tumors or redirect the patient’s immune system, particularly T cells, to eliminate tumors to improve outcomes. However, unfortunately most patients either are not eligible for, or do not respond to, these therapies. For example, the efficacy of immune-based approaches in patients who qualify for this type of therapy is limited to around 12 percent. While these therapies have advanced the treatment of cancer for some patients, many are still underserved and therapies with improved clinical outcomes are still desperately needed.

The goal of immuno-oncology therapy is to harness an individual’s immune system and better enable it to identify, attack and kill tumor cells and to form long-term immunologic memory against such tumors. We believe that the best way to significantly improve outcomes for cancer patients is to stimulate not only T cells, as has been the focus of approved immune checkpoint inhibitors, but also additional key immune cells within the innate and adaptive immune systems. We believe that viral immunotherapies have the greatest potential to achieve this highly desirable aim.

The immune system is generally divided into two arms, the innate and the adaptive, which are responsible for driving immediate and lasting anti-tumor responses. The innate immune system involves a diverse set of cells, including Natural-Killer, or NK, cells, macrophages and dendritic cells, all of which generate a rapid response to any foreign body, pathogen or tumor cell. The adaptive immune system is a second line of defense that is specific to a pathogen or antigen and is triggered when the innate immune system releases signals to activate and recruit cells from the adaptive immune system. The adaptive immune system is composed of T cells and B cells which can form immunologic memory and therefore be activated upon reintroduction of the initial antigen or pathogen. Many of the recent advances in immuno-oncology, such as immune checkpoint inhibitors, have focused on improving the function of T cells, which are a key cell type of a patient’s adaptive immune system.

We see a vast opportunity for therapies that can stimulate robust anti-tumor responses by activating both the innate and adaptive immune systems that also influence both the immunosuppressive tumor microenvironment and systemic immune responses. We believe that viral-based immunotherapies offer this potential benefit by delivering potent immune stimulating agents to tumors that engage key anti-tumor immune cells, including not only T cells, but also NK cells and dendritic cells, and, to inhibit immune suppression within tumors, immune checkpoint inhibitors.

Our focus—unlocking the full potential of viral immunotherapies to engage multiple arms of the immune system to transform outcomes for cancer patients

We believe that viral immunotherapies are the most promising modality available today to activate multiple arms of the immune system and improve outcomes for cancer patients. Viral immunotherapy selectively infects and destroys tumor cells and leverages key cell types from the patient’s innate and adaptive immune systems, resulting in a robust and durable anti-tumor response. In the process of directly killing the tumor, tumor-specific antigens and danger signals are released. These molecules recruit and activate the innate and adaptive immune responses to identify, attack and destroy tumors and to develop long term immunity against such tumors. Viral immunotherapies can also be engineered to express transgenes to further stimulate and prevent downregulation of the immune system. Viral immunotherapies have several properties that differentiate them from other anti-tumor therapies, which make them particularly attractive additions to today’s anti-cancer arsenal, including the ability to:

∎

Selectively kill tumor cells. Viral immunotherapies can be designed to selectively kill tumor cells while sparing healthy cells. Tumor cells are often more vulnerable to killing by viruses than healthy cells because tumors often have diminished antiviral defenses, such as a downregulated interferon pathway, creating an environment conducive to viral replication.

∎

Create an inflammatory state that turns cold tumors hot. When tumor cells die following viral replication, the cells release tumor specific antigens and danger signals, which activate the innate immune system through multiple pattern recognition receptors including TLRs, RIG-I and STING, and promote inflammation within the tumor microenvironment. This, in turn, attracts both innate and adaptive immune cells to the area. Viral immunotherapies have been shown in the clinic to transform so-called cold tumors, with low numbers of infiltrated immune cells, into hot tumors, with high numbers of infiltrated immune cells, which are more likely to respond to checkpoint inhibitors.

∎

Cause the release and presentation of tumor-specific antigens. The breadth of tumor antigens that are presented by viral immunotherapy-induced tumor cell lysis is far greater than that of other anti-tumor vaccine approaches that rely on single antigens or small collections of neoantigens. Viruses kill tumor cells by way of an immunogenic, rather than apoptotic, cell death, which not only alerts and activates the immune system, but also causes the entire contents of the tumor cell to spill out. Tumor cell contents, including tumor-specific antigens or neoantigens, are thereby exposed to the immune system. These antigens can then be presented by the recruited innate immune cells, such as macrophages and dendritic cells, to cells of the adaptive immune system to stimulate highly effective antigen-specific immunity. By activating the adaptive immune response, anti-tumor T cells can then identify and attack all tumors in the body in addition to forming immunologic memory which can provide patients with durable protective immunity.

∎

Express transgenes within the tumor microenvironment that encode for immunostimulatory proteins. Viruses can be engineered to carry transgenes directly into tumors where they can be expressed in high concentrations. These transgenes can encode immunostimulatory cytokines, immune checkpoint antibodies and other proteins that can further amplify anti-tumor immune responses. The ability of viral immunotherapies to deliver potent immunostimulatory factors directly to tumors with minimal systemic exposure represents a powerful method of amplifying the initial immune response by both stimulating the infiltrating immune cells and preventing their suppression in tumors and leads to improved outcomes for cancer patients.

These properties have been clinically validated by viral immunotherapies that are either currently approved or in clinical development. For example, talimogene laherparepvec, or T-VEC, was approved by the FDA in 2015 for the treatment of recurrent melanoma and is marketed as Imlygic® by Amgen. It is an attenuated oncolytic virus based on HSV-1, engineered to deliver a single transgene encoding for granulocyte macrophage colony stimulating factor, or GM-CSF. In a Phase 3 clinical trial in patients with metastatic melanoma, patients treated intratumorally with T-VEC monotherapy had a 26 percent objective response rate compared to 6 percent for the control arm, which was GM-CSF. Notably, responses to T-VEC occurred in only 34 percent of non-injected non-visceral lesions and 15 percent of non- injected visceral lesions, compared to 64 percent of injected lesions, suggesting that, despite encouraging validation that this early-generation oncolytic virus can generate an immune response against a non-injected tumor, increased abscopal activity is needed to improve outcomes for patients. Visceral lesions are lesions that are not cutaneous, subcutaneous or nodal.

The preliminary readout of the ongoing MASTERKEY-265/KEYNOTE-034 Phase 1b/3 clinical trial in metastatic melanoma, which was subsequently terminated in Phase 3 for futility, showed a 62 percent objective response rate in patients treated with a combination of T-VEC and KEYTRUDA. In a paper published in the journal Cell in 2017 that describes these results, the authors noted that the response rates typically seen in this patient population with single agent pembrolizumab are between 35 and 40 percent. Notably, responses in this trial were seen in 12 of 17 patients with cold tumors as evidenced by the low pre-treatment levels of intratumoral CD8 T cells as shown below, and a complete response was seen in an 18th patient who had a higher pre-treatment level of intratumoral CD8 T cells.

Figure 1. Combination of T-VEC and KEYTRUDA elicited clinical responses in patients with low tumor CD8 density. Each bar represents a single patient. Abbreviations: CR = complete response, PR = partial response, PD = progressive disease.

In addition, T-VEC was observed in this same trial to create an inflammatory state that turns tumors from cold to hot. Histological examinations taken from the Phase 1b portion of the MASTERKEY-265/KEYNOTE-034 clinical trial provide support for the ability of viral immunotherapies to promote the infiltration of CD8 T cells into tumors providing evidence of the potential for this immunotherapy to enhance response to immune checkpoint inhibitors as shown below.

Week 1	Week 6	Week 30

Figure 2. T-VEC increased tumor-infiltrating lymphocyte density and PD-L1 expression in tumors. The figure shows a combination of melanoma marker (blue), CD8 (green), and PD-L1 (red) staining at high magnification from a patient who had a partial response. The image on the left is from a baseline biopsy (week 1), the image in the middle is from week 6 after injection of T-VEC, and the image on the right is from week 30 after long-term treatment with the combination of T-VEC and KEYTRUDA (pembrolizumab).

In a separate clinical trial, a similar improvement in overall response rate was observed when T-VEC was used in combination with ipilimumab, a CTLA-4 antagonist antibody which is marketed by Bristol-Myers Squibb as YERVOY™, versus ipilimumab alone. Furthermore, improvements in response rates over the single agent immune checkpoint inhibitors pembrolizumab and ipilimumab in melanoma patients has also been reported in clinical trials following intratumoral injection of an unarmed oncolytic virus, CVA21, which is being developed by Merck as CAVATAK®, when used in combination with these approved immune checkpoint inhibitors. The following chart summarizes the clinical response rates in metastatic melanoma of these various therapies and therapeutic candidates.

Objective Response Rates in Metastatic Melanoma

Figure 3. Objective Response Rates, or ORRs, of two oncolytic viruses both when used as monotherapy and in combination with the immune checkpoint inhibitors, KEYTRUDA (pembrolizumab) and YERVOY™ (ipilimumab) in patients with metastatic melanoma. All data presented are from separate single arm trials except for the YERVOY™ vs. YERVOY™ plus Imlygic (T-VEC) data, which are from a head-to-head trial. The trials from which data are presented are: 1. Andtbacka, et al., JCO, 2015 and Andtbacka, et al., Ann Surg Oncol, 2016; 2. CALM study, Andtbacka et al., ASCO, 2015; 3. Ribas, et al., Cell, 2017; 4. CAPRA study, Silk et al. SITC, 2017; 5. Chesney, et al., JCO, 2017; 6. MITCI study, Curti, et al., AACR, 2017.

We believe these clinical results involving two different viral immunotherapies used with two different immune checkpoint inhibitors provide compelling evidence that viral immunotherapies can improve clinical outcomes while maintaining a favorable tolerability profile. However, a significant unmet need still exists as a result of the limitations of current viral immunotherapies, including: limited transgene payload capacity to drive robust abscopal responses and the need to sacrifice potency for safety by attenuating viral replication in all tissues. We believe that data generated with T-VEC and CAVATAK provide the justification to examine the therapeutic potential of our viral immunotherapy candidates to dramatically improve clinical outcomes and expand the number of tumor types and treatment settings in which they can be used.

Our oHSV Platform—developing the next generation of oncolytic HSV-1-based viral immunotherapy

Herpes Simplex Virus-1, or HSV-1, has emerged as the leading viral vector for immunotherapy due to its potency at killing tumor cells, large and well-studied genome, overall safety and sensitivity to acyclovir, and the regulatory approval pathway established by T-VEC. We designed our oHSV Platform to develop improved viral immunotherapies that overcome the limitations in potency and in the ability to stimulate anti-tumor immunity that have both been encountered by previous viral immunotherapies and other immuno-oncology therapies. We also intend to develop therapies derived from this platform that will address multiple types of tumors, including our ONCR-GBM program designed to target brain cancer.

Our oHSV Platform improves upon three basic characteristics of viral immunotherapies: the number of encoded transgenes, which can help drive the extent and robustness of immune responses and abscopal effects; replication competency in tumors, which determines cell killing potency; and selective replication in tumor versus normal tissues to improve potency and to help ensure an acceptable therapeutic index:

∎

Greater capacity to encode transgenes to drive systemic immunostimulatory activity. Using our proprietary technology, we are developing HSV-1-based product candidates with the ability to carry greater numbers of transgenes than viral immunotherapies that are either currently approved or in clinical development. The ability to deliver a combination of rationally and experimentally selected transgenes directly into tumors enables the promotion of greater systemic immunostimulatory activity than could otherwise be achieved. It also enables the combined delivery of immunostimulatory agents directly to tumors including those that cannot be safely dosed in patients due to systemic toxicities, such as IL-12.

∎

Retention of full replication competency to enable high tumor-killing potency. Using our proprietary oHSV Platform, we are developing HSV-1 based product candidates that retain their full ability to replicate in tumor cells. In contrast, current HSV-1-based viral immunotherapies that are either currently approved or in clinical development have introduced mutations which attenuate their replication competency in both normal and tumor tissues in order to limit toxicity. We believe this has the effect of lowering the potency of the virus in tumor cells and trading off potency for safety.

∎

Orthogonal safety strategies to allow tumor-specific replication. Our oHSV Platform incorporates two highly innovative approaches to restrict viral activity to tumor cells while sparing healthy tissues. The first approach involves the insertion of gene regulatory elements known as microRNA target sequences within the genomes of viruses. The microRNAs complementary to these target sequences are primarily found only in healthy tissues and not in tumor tissues. The second approach involves a proprietary mutation in a HSV-1 protein, known as UL37, which eliminates the virus’ ability to transport, replicate and establish latency inside neurons.

Our lead product candidate—ONCR-177

We are developing ONCR-177 for the treatment of multiple cancers. ONCR-177 is a replication-competent oncolytic HSV-1 viral immunotherapy for intratumoral injection carrying five transgenes designed to stimulate multiple arms of the immune system in order to maximize anti-tumor immune responses and abscopal responses in non-injected tumors. In preclinical experiments, we have observed durable virus and immune system driven anti-tumor activity in injected tumors as well as abscopal activity. We have also observed that ONCR-177 is well tolerated in a validated animal safety model of HSV-1 when administered intravenously. We have initiated and begun dosing patients in a Phase 1 clinical trial of ONCR-177 in patients with several different types of solid tumors, including breast cancers and cutaneous tumors. We expect to report preliminary data from this trial in multiple data readouts beginning in the second half of 2021 through the second half of 2022. We expect these readouts to include preliminary dose escalation and expansion data for ONCR-177 as monotherapy and in combination with KEYTRUDA.

ONCR-177 has broad application for multiple solid tumor indications

Each year in the United States, approximately 1.5 million patients are diagnosed with solid tumor cancers, and approximately 550,000 die from these diseases. Potentially any patient with a solid tumor can be treated by intratumoral injection, so there is a large unmet medical need for effective intratumoral therapy. Cancers potentially most addressable by intratumoral therapy include breast cancers, including triple negative and hormone receptor positive breast cancers; SCCHN; both melanoma and non-melanoma skin cancer; and injectable visceral tumors that have spread to the liver, such as metastases from MSS CRC. There are several advantages of administering potential therapies, including viral immunotherapies, by intratumoral injection. These advantages include the ability to directly target the tumor, resulting in high local concentrations of the therapeutic agent as well as lower systemic exposure to the therapy, which we believe could potentially limit systemic toxicities.

Key features of ONCR-177

We have designed ONCR-177 to achieve both oncolytic anti-tumor activity and potent immune system stimulation. The fundamental ways in which we have applied our technologies to ONCR-177 to improve upon current HSV-1-based viral immunotherapies include engineering the virus to deliver directly into the tumor a greater number of transgenes than the viral immunotherapies that are either currently approved or in clinical development, as well as to retain its full replication competency while broadening tumor infectivity and preventing replication in healthy tissues.

Delivery of five immunostimulatory transgenes to stimulate systemic anti-tumor responses in both injected and non-injected tumors

We took advantage of our proprietary deletion of the joint region in HSV-1, creating 25kb of additional payload capacity, to include a rationally and experimentally selected combination of five immunostimulatory transgenes in ONCR-177. Our goal was to include a diverse set of transgenes that increase the overall potency of ONCR-177 in a broad range of potential tumors and in particular, to improve abscopal activity. We evaluated 15 potential transgenes, including GM-CSF, the transgene included in T- VEC, and prioritized transgenes for inclusion in ONCR-177 based on their ability to enhance systemic anti-tumor immune responses in cancer models. We chose transgenes with the expectation that ONCR-177 would lead to their expression within these tumors with very limited systemic exposure. This feature allowed us to consider transgenes with promising anti-tumor activity that are challenging to deliver intravenously, as monotherapy or in combination with other anti-cancer therapies, due to toxicities. We prioritized combinations of transgenes that work through complimentary, but not overlapping, mechanisms, to stimulate multiple arms of the immune system. Our evaluations suggest that the optimal combination of transgenes within ONCR-177 includes:

∎

Interleukin-12, or IL-12—IL-12 is a potent stimulatory cytokine with established anti-tumoral properties. IL-12 displays multifaceted activities leading to broad immune stimulation of both innate immune cells, such as NK cells and adaptive immune cells, such as T cells. Intravenous administration of IL-12 has demonstrated potent anti-tumor activity in preclinical cancer models, however, its clinical development as a systemic agent has been limited by its toxicity profile. Intratumoral delivery of IL-12 by ONCR-177 strongly stimulated abscopal activity in preclinical models of cancer without causing systemic toxicity.

∎

C-C motif chemokine 4, or CCL4—CCL4 is an inflammatory chemokine that recruits T cells, monocytes and classical dendritic cells to sites of tissue injury or viral infection. Classical dendritic cells have been shown to be particularly important for the presentation of tumor antigens and response to immune therapy. Low CCL4 levels in tumors are predictive of poor T cell infiltration, which is characteristic of cold tumors. The inclusion of CCL4 in ONCR-177 may therefore enhance the recruitment of T cells and dendritic cells within a cold tumor to enhance response to anti-PD-1 and anti-CTLA-4 therapy.

∎

Fms-like tyrosine kinase 3 ligand, or FLT3LG—FLT3LG is a major growth factor that stimulates the proliferation and commitment of classical tumor antigen cross presenting dendritic cells, which are critical for anti-tumor immune responses. We have also shown that the addition of FLT3LG enhanced the abscopal anti-tumor activity of a virus expressing IL-12 in preclinical models.

∎

PD-1 antagonist nanobody—PD-1 is an immune checkpoint that prevents activation of cytotoxic T cells. Its blockade has been clinically validated as an oncology target with the approval of multiple therapies that inhibit the interaction of

PD-1 with its ligand, PD-L1. PD-L1 upregulation is a major mechanism of acquired resistance in response to high levels of interferon gamma that are the result of productive anti-tumor and anti-viral immune responses. Inclusion of a PD-1 antagonist nanobody in ONCR-177 is designed to overcome both the endogenous tumor-specific PD-L1 expression as well as increased PD-L1 expression induced in response to the virus, and has demonstrated abscopal benefit in preclinical studies.

∎

CTLA-4 antagonist monoclonal antibody; identical in sequence to ipilimumab—CTLA-4 is a clinically validated immune checkpoint that regulates the activation of T cells independently from PD-1. Co-targeting of CTLA-4 and PD- 1 by intravenous administration of blocking antibodies has increased clinical efficacy but is associated with significantly greater toxicities. Inclusion of these two clinically validated immune checkpoint inhibitors in ONCR-177 has the potential to deliver a synergistic activation of anti-tumor immunity with improved tolerability, which we believe will be a result of the intratumoral route of administration.

The multiple mechanisms of action mediated by ONCR-177’s inherent oncolytic activity together with the immune stimulation elicited by the viral infection and the expression of these five transgenes are illustrated in the figure below.

Figure 4. Mechanisms of action of ONCR-177. ONCR-177 infected cells allow the production of five payloads as well as viral replication that induces cancer cell oncolysis. The oncolysis results in the release of all tumor antigens and also signals trigger inflammation. CCL4 and FLT3LG can induce the recruitment and differentiation of tumor antigen presenting dendritic cells and IL-12 activates the NK cells and T cells to enhance their cytolytic activity. CTLA-4 blockade promotes the priming and activation of T cells while the PD-1 antagonist prevents the exhaustion of T cells. The T cells can migrate to the other tumor sites to enable abscopal responses.

Retention of full replication competency

ONCR-177 was designed as a fully replication competent HSV-1-based viral immunotherapy to allow for robust viral replication in tumor cells and generate greater tumor lysis and activation of the immune system as compared to HSV-1-based viral immunotherapies that are either currently approved or in clinical development. The ability of HSV-1 to infect human cells has led others to develop HSV-1-derived viral immunotherapies with genetic changes that limit replication by inactivating the γ34.5 gene in order to protect healthy tissue. Inactivation of γ34.5 makes HSV-1 more vulnerable to the normal antiviral activity of the endogenous interferon pathway, which the body uses to fight viral infections. Consequently, current HSV-1-based viral immunotherapies containing this mutation are less able to replicate in the presence of interferon alpha, or IFN-α. Unfortunately, inactivation of γ34.5 also leads to unwanted attenuation of viral replication in cancer cells, thereby limiting the potential for these therapies to impact the survival and growth of cancer cells. ONCR-177 retains an active version of the gene that encodes for γ34.5 and, therefore, is able to replicate in the presence of IFNα, as seen in the figure below.

VIRAL PRODUCTION (PFU/mL)
RELATIVE TO NO IFNα CONTROL
10
1
0.1
0.01
0.001
IFNα
-
+
-
+
γ34.5 deleted
HSV-1
ONCR-177

Figure 5. Impact of inclusion of γ34.5 in our oHSV product candidates. Inclusion of γ34.5 in our HSV-1 vectors allows replication in presence of IFNα compared to a γ34.5 deleted virus for which complete suppression of replication is observed in the presence of interferon. PFU=plaque-forming units.

We have chosen not to sacrifice the inherent potency of HSV-1 in cancer cells and have implemented other methods to limit the ability of our HSV-1-based product candidates to replicate in healthy cells. We believe the retention of γ34.5 enables our candidates to generate robust infections in tumor cells to drive anti-tumor activity.

Broaden tumor infectivity and increasing the rate of infection

To enhance the ability of HSV-1 to infect a broad spectrum of tumor cells, we have introduced a set of specific mutations in the HSV-1 gB protein, which is a surface glycoprotein that mediates viral entry into cells during infection. These mutations, referred to as gB:N/T mutations, have been shown to increase the range of cells that HSV-1 can infect in addition to increasing the rate of infection. Studies published by one of our co-founders, Professor Glorioso in the Journal of Virology in 2012 showed that introduction of these mutations into otherwise identical copies of HSV-1 viruses lead to greatly enhanced infectivity of cell lines, including those lacking the normal receptors for HSV-1. We believe gB:N/T mutations enable our candidates to generate robust infections in a broad spectrum of tumor cells and increase the rate of infection.

Tissue-specific safety controls

We balanced the native viral replication competency and increased infectivity in the development of ONCR-177 with a set of specific genetic safety switches that prevent ONCR-177 from replicating in non-tumor cells and also causing latent infections in neuronal cells using two orthogonal safety strategies. First, we implemented a series of conditional genetic switches in the genetic sequence of ONCR-177 that limit the ability of ONCR-177 to replicate in non-tumor cells. These switches are controlled by the presence of RNA molecules, referred to as microRNAs, and selectively disable key viral genes responsible for HSV-1 replication and pathogenicity in healthy tissues by targeted RNA silencing via the RNA-induced silencing complex. The microRNAs we selected for ONCR-177 attenuation are differentially expressed in tumors versus healthy tissues as detailed below.

Oncolytic Virus
(Herpes Simplex-1 Virus or Synthetic Virus)
microRNA-target
ONCR viral RNA
Tumor Cell
Viral replication in absence of microRNA
ONCR viral RNA
Healthy Cell
microRNA binding to microRNA-target causes degradation of transcripts required for viral replication. Replication is inhibited, leaving healthy tissues unharmed.

Figure 6. Principle for microRNA, or miR, dependent attenuation of ONCR-177 in healthy tissues. microRNA target sequences, or miR-T, engineered into our oHSV product candidates function as conditional switches to control viral replication based on the expression of their complementary microRNAs that were selected to be absent or expressed at low level in tumors versus to normal healthy tissues.

Our attenuation strategy is based on the differential expression of this subset of microRNAs in cancer compared to healthy tissues

To identify these microRNAs, we conducted a quantitative analysis of 800 regulatory microRNAs in normal and tumor cells. As triggers for the shutdown of ONCR-177 in healthy cells, we chose a set of ten microRNAs from this analysis that are highly expressed in tissues such as the nervous system, skeletal and cardiac muscle, and organs such as the liver and pancreas and not expressed in the tumors we intend to treat with ONCR-177.

row min
row max
id
Skin
Colon
Spine
Oral Cavity
Nerves
Heart
Liver
Brain
Lung
Bladder
Pancreas
Artery
Vein
Mal. Pancreas
Mal. Breast
Mal. Colon
Mal. Ovary
Mal. Liver
Mal. Bladder
Mal. Oral Cavity
Mal. Lung
Mal. Primary Melanoma
Mal. Melanoma Mets
Mal. Uveal Melanoma
Mal. Triple Neg Breast
id
hsa-miR-1-3p
hsa-miR-122-5p
hsa-miR-124-3p
hsa-miR-126-3p
hsa-miR-128-3p
hsa-miR-137
hsa-miR-143-3p
hsa-miR-204-5p
hsa-miR-217
hsa-miR-219a-5p

Figure 7. The heatmap above shows the differential expression of the microRNAs selected for ONCR-177 attenuation in cancer compared to healthy tissues. Mal.=malignant.

We introduced microRNA target sequences into four critical HSV-1 genes such that the presence of the corresponding microRNAs in healthy tissues would prevent viral replication and pathogenesis. These genes include infected-cell polypeptide 4, or ICP4, and infected-cell polypeptide 27, or ICP27, both of which are transcriptional regulatory proteins essential for viral growth; UL8, a component of the viral replication complex, which we identified as an essential gene for viral replication; and γ34.5, which is required for inhibition of host cells’ antiviral response. This microRNA attenuation strategy for ONCR-177 is reflected in the figure below.

Figure 8. Overview of ONCR-177 microRNA attenuation strategy. Four cassettes, each containing three microRNA target sequences (miR-T), are inserted in the non-coding region of the HSV-1 gene to control its replication.

Attenuation of multiple viral genes by microRNAs found in normal cells prevent viral replication in these tissues

We have shown that the microRNA responsive sequences that we introduced into these key HSV-1 genes lead to the suppression of ONCR-177 replication in cells expressing any of the corresponding microRNAs. Only when all ten microRNAs are absent, a condition which we have found to only occur in tumor cells, can ONCR-177 replication proceed unimpeded.

We also introduced a set of mutations in the gene coding for UL37 that are intended to prevent HSV-1 transport in neurons and to inhibit replication and latency in this cell type. In published in vitro and animal model preclinical studies, HSV-1 containing these mutations was unable to infect the nervous system. In addition, although dosing of unmodified HSV-1 in mice causes neuronal toxicity and hind limb paralysis, as described previously, we have demonstrated that our attenuated viruses are well- tolerated with no signs of neuronal toxicity.

Preclinical, safety studies

We have shown in preclinical models that viral replication and expression of transgenes is restricted to the tumor that is injected. There are no increases in payload gene products in the plasma or in the non-injected tumor, nor is there any evidence of changes in overall levels of plasma cytokines such as interleukin 6, or IL-6, and tumor necrosis factor alpha, or TNFα, often associated with cytokine release syndrome. These results are consistent with our belief that our intratumorally injected virus induces its anti-tumor effects via direct activation of immune cells, which then migrate to distant tumor sites.

In addition, in our preclinical studies of mONCR-177, a mouse version of ONCR-177, we have observed favorable tolerability with the only treatment-related toxicities being low severity lymphocyte hyperplasia in the spleen and reversible body weight loss in the animals. While minor changes in serum cytokine levels were observed in these preclinical studies, which are consistent with immune activation, we did not observe marked elevation in pro-inflammatory cytokines, indicating the lack of a profound inflammatory response to mONCR-177.

Furthermore, in a mouse model validated to test the safety of HSV-1, a wild-type HSV-1, known as KOS, from which ONCR-177 is derived, causes significant toxicity consistent with HSV-1 infection in mice such as neuronal toxicity and hind limb paralysis. In this model, mONCR-177 was well tolerated after both single and repeat intravenous, intrahepatic and subcutaneous injections up to 300-fold the expected intratumoral dose. We believe that these data provide strong preclinical validation for the tissue- specific safety controls engineered into ONCR-177.

Designed to optimize the manufacturing of clinical and commercial material

Through the development of ONCR-177, we have focused on developing a manufacturing process designed to optimize production of clinical grade material at scale. We have developed a closed, serum-free process with the potential to lead to a high yield and overall low cost of goods. We have transferred our process to a commercial CMO for production of our initial batches of clinical material. We continue to invest in our internal manufacturing capabilities and plan to initiate development of in-house clinical grade manufacturing capabilities in 2021 and complete these manufacturing capabilities in 2023 in order to support our pipeline.

Preclinical data supporting our clinical development plan

We intend to develop ONCR-177 for patients who have injectable tumors, including patients with tumors that are not typically associated with response to immunotherapy, such as MSS CRC, and patients with tumors that do typically respond to immunotherapy but for whom the clinical benefit rate remains low, such as SCCHN and TNBC. Our clinical development plan for ONCR-177 in metastatic tumors will include monotherapy evaluation of safety and activity, as well as combination studies to evaluate any additional benefits from PD-1 inhibitors, in addition to evaluation in neoadjuvant settings. These strategies are supported by the following preclinical data.

mONCR-177 activity in multiple tumor models regardless of sensitivity to immune checkpoint inhibitors or immunotherapy We assessed anti-tumor activity of mONCR-177 across five syngeneic mouse tumor models representing a diverse range of permissivity to HSV-1 and baseline T cell tumor infiltration. In addition to mONCR-177, many of these studies included ONCR- 159, the base vector for ONCR-177 that lacks payloads, as a comparator. In these preclinical experiments, mONCR-177 exhibited greater activity in both the injected tumor and non-injected tumors compared to the same dose of ONCR-159, suggesting that mONCR-177 activity is related, at least in part, to its immunostimulatory payloads.

We tested the following models, which are listed in order of decreasing response to existing immunotherapy approaches, such as PD-1 and CTLA-4 antagonists:

∎

MC38, a colon carcinoma cell line originally derived from a strain of mouse that is poorly sensitive to oHSV, or oncolytic HSV, -mediated oncolysis. This tumor model represents a T cell infiltrated inflamed hot tumor that responds to systemic PD-1 immune checkpoint inhibitor therapy, however, it represents a higher bar for oHSV therapy compared to the A20 model described below.

∎	A20, a B cell lymphoma cell line which is moderately to poorly infiltrated with T cells and marginally responsive to single-agent immune checkpoint inhibitors such as PD-1 or CTLA-4.
∎

CT26, a mouse colon carcinoma line that grows robustly as syngeneic allografts in mice. The immune contexture of CT26 tumors suggests a heterogeneous assortment of immune cells arrayed in largely balanced proportions of effector and suppressive phenotypes. Importantly, these tumors are resistant to the murine version of T-VEC and are insensitive to anti-PD-L but respond to CTLA-4 antagonists.

∎

B16F10N1, a mouse melanoma model representing an aggressive tumor type characterized as an ‘immune desert’, with a low degree of infiltration of immune cells, most notably T cells. B16F10 tumors or the variant of B16F10 expressing HSV-1 entry receptor Nectin-1, or B16F10N1, do not respond to many forms of immunotherapy, including immune checkpoint inhibitors. Importantly, these tumors are also resistant to the murine version of T-VEC.

∎

4T1, a mouse breast carcinoma cancer cell line that when implanted subcutaneously or orthotopically spontaneously metastasizes to internal organs, most notably to the lungs. 4T1 is representative of an immunosuppressed tumor microenvironment and is resistant to many types of immunotherapies, including antagonists to immune checkpoints, such as PD-1 and CTLA-4, and viral immunotherapies, including oHSV.

As illustrated in the four figures below, MC38, A20, CT26 and B16F10N1 subcutaneous tumors responded to mONCR-177, demonstrating decreased tumor growth and significant regression. In these bilateral flank tumor models, one tumor is typically injected with a viral immunotherapy or placebo, while the tumor on the opposite flank is not injected. In these models, significant tumor growth inhibition and regressions were observed in injected tumors as well as non- injected tumors demonstrating that mONCR-177 has strong abscopal activity. The low levels of abscopal activity in ONCR-159 treated tumors indicate that the abscopal activity of mONCR-177 is dependent on its immunostimulatory payloads. In the 4T1 model of breast cancer, mONCR-177 injection in the subcutaneous tumor led to a significant inhibition of lung metastasis. We believe that the ability to suppress the development of non-injected rapidly growing tumors or metastatic disease is a critical attribute of mONCR-177 indicating the potential to produce systemic anti-tumor immunity. If this activity is also seen in patients, we believe it could provide two noteworthy benefits: not only could it allow patients with known metastatic disease to be treated without requiring metastases to be specifically identified and injected, but it may also lead to the suppression of metastases that are still too small to detect in patients with earlier-stage cancers.

Figures 9-12. Activity of mONCR-177 in the A20, MC38, CT26 and B16F10N1 models. Error bars indicate group mean +/- standard error of the mean of tumor volumes for both the right and left flank tumors after intratumoral administration of phosphate-buffered saline, or PBS, control or mONCR-177 into the right flank tumor or the injected tumor. Dosing was repeated every third day for a total number of three doses. Tumors were measured bi-weekly (n=10 in A20, MC38 and B16F10N1 and n=12 in CT26).

We believe these data support the broad development of ONCR-177 as monotherapy in patients with metastatic solid tumors.

mONCR-177 triggers immune activation, a key driver for anti-tumor activity

Through a series of experiments in mice, we observed that most of the anti-tumor effect generated by mONCR-177 is due to its ability to stimulate the immune system. We also observed a contribution to the shrinkage of tumors from mONCR-177’s oncolytic viral activity in injected tumors. These experiments demonstrated increased tumor cell infiltration involving T, NK and dendritic cells and that anti-tumor activity was dependent on T cell and NK cell activity.

We conducted in vivo pharmacology studies in immune competent mice to investigate immune-mediated mechanisms of action of mONCR-177. These studies included histologic (immunohistochemistry), molecular (transcriptional profiling), or cellular (flow cytometry) profiling of injected and non-injected tumors.

As shown in the figure below, significant CD3 T cell infiltration was observed in the oHSV-sensitive A20 tumor model in the injected and non-injected tumors after mONCR-177 treatment compared to PBS control.

PBS
mONCR-177
Injected Tumor
CD3 T cells / mm2
p=0.008
3000
2500
2000
1500
1000
500
0
PBS
mONCR-177
100 µM
Non-Injected Tumor
CD3 T cells / mm2
p=0.03
3000
2500
2000
1500
1000
500
0
PBS
mONCR-177

Figure 13. T cell infiltration are recruited in injected and non-injected tumors after mONCR-177 intratumoral administration (n=5 per group).

These histology data suggest that mONCR-177 can promote a robust T cell influx into both the injected and non-injected tumors. Additional analysis of transcriptional profile and flow cytometry expanded on this data by showing the recruitment and activation of T cells, NK cells, and classical dendritic cells and the development by transcriptional analysis of a gene signature associated with cytolytic T cells, interferon response and antigen presentation.

Therapeutic efficacy of other viral immunotherapies, including oHSVs, has been shown to be critically dependent upon CD8 T cell and NK cell immune responses. As shown in the figure below, we conducted immune subset depletion studies that demonstrated the dependency of the anti-tumor activity of mONCR-177 in the A20 tumor model on the presence of CD8 T cells and NK cells. When CD8 cells were depleted from mONCR-177-treated animals, the survival benefit in mONCR-177 mice was lost and the outcome of the treated mice became indistinguishable of those of placebo-treated controls. This suggests that mONCR-177-induced CD8 cytotoxic T and NK cells drive most of the anti-tumor activity. The ability of mONCR-177 to lead to stimulation of both the NK cells from the innate immune system and the CD8 T cells from the adaptive immune system is a strong driver for its potential across multiple tumor models.

Figure 14. mONCR-177 survival benefit was shown to be dependent on both CD8 T cells and NK cells in the A20 bilateral flank tumor model (n=10 per group).

mONCR-177 treatment leads to the development of immunologic memory and to the development of protective anti-tumor activity as shown in rechallenge studies

Immunologic memory is a central tenet of the adaptive immune response, which is the ability to swiftly, potently, and specifically mount a response against a previously encountered antigen. The memory response is primarily mediated by CD8 and CD4 T cells, a small subset of which differentiate to a long-lived memory cell phenotype after resolution of the initial immune response to particular tumor antigen(s). These memory T cells patrol the body and quickly differentiate to effector cells upon re-encounter with cognate antigen, to mediate efficient eradication of the tumor. Preclinical reports have shown that successful viral immunotherapy can provide long-term protection from tumor rechallenge.

We assessed the ability of mONCR-177 therapy to elicit a long-term protective anti-tumor immunologic memory response in the A20 tumor model. Mice bearing established single flank subcutaneous A20 tumors were dosed intratumorally with either placebo control or mONCR-177. Of the 40 mice treated with mONCR-177, 37 achieved complete tumor regressions followed by significantly prolonged survival compared to placebo control-treated mice (p<0.0001), as shown in the figure below. Subsequently, mice cured of either single or dual flank tumors were observed for three to five months for signs of tumor recurrence and resolution of the primary anti-tumor immune responses, and then rechallenged with A20 tumor cells. Upon challenge in naïve age-matched mice, A20 tumors cells formed rapidly growing tumors whereas mice that had prior complete tumor regressions uniformly rejected A20 cells and survived tumor-free until the end of the monitoring period as shown below.

Figure 15. mONCR-177 treatment shown to elicit specific and durable protective immunologic memory in mice bearing A20 with tumors previously completely regressed by mONCR-177 administration (mouse model on left, n=40, mONCR-177 treated group, n=10, PBS group; mouse model on right, n=10 per group).

We observed similar results in mice bearing CT26 tumors that received intratumoral injection of mONCR-177 and that were then subject to similar rechallenge studies involving the CT26 tumor model, as shown below.

Figure 16. Treatment with mONCR-177 is shown to lead to long-term survival in the CT26 bilateral mouse model (left) (n=12 per group) and to development of protective immunity as demonstrated by tumor rejection and survival in mice that completely regressed CT26 tumors and were rechallenged by the same tumor (right) (n=5 per group).

We believe these results demonstrate that intratumoral mONCR-177 monotherapy can elicit anti-tumor activity that is accompanied by the development of a specific and durable protective immunologic memory response. Based on these data, we plan to develop ONCR-177 as monotherapy in settings where immune checkpoint inhibitors have little impact.

mONCR-177 activity with systemic anti-PD-1 blocking supports combination therapy with immune checkpoint inhibitors Intratumoral therapy of mONCR-177 enhanced the ability of systemic anti-PD-1 therapy to promote inhibition of tumor growth in the MC38 tumor model. The inflammatory microenvironment set up by mONCR-177, a replicating oHSV expressing IL-12, FLT3LG, and CCL4, is anticipated to result in compensatory upregulation of immune checkpoints such as PD-L1 and CTLA-4. IFN-γ -mediated upregulation of PD-L1 provides a potential mechanism for immune evasion by the tumor that can in turn be circumvented by blockade of the PD-1 pathway, which in the case of ONCR-177 is mediated in the injected tumor via the anti-PD-1 nanobody and in non-injected tumors via systemically administered anti-PD-1 antibody.

As shown in the figure below, systemic anti-PD-1 therapy in the MC38 tumor model resulted in response rates for both the right and left flank tumors, significantly (p<0.0001) different from its isotype control, or lgG2a, confirming the sensitivity of the model to anti-PD-1 immune checkpoint therapy. In addition, when administered in combination, mONCR-177 and anti-PD-1 therapy resulted in a significantly enhanced response rate on the non-injected tumor compared to either mONCR-177 (p=0.002) or anti- PD-1 (p=0.003) monotherapy. For the injected tumor, most of the activity was due to mONCR-177 treatment with a trend (p=0.09) of slightly greater activity with combination treatment.

Figure 17. Activity of mONCR-177 and anti-PD-1 combination therapy in the MC38 tumor model. CR=complete response (n=10 per group). ns: non-significant; *p<0.05; *** p<0.0001, 2-way ANOVA on Day 18.

These results suggest that whereas mONCR-177 single agent treatment was sufficient to drive most of the observed activity in the injected tumor, the addition of systemic anti-PD-1 therapy augmented activity in tumors that are sensitive to anti-PD-1 therapy. These data support our plans to develop ONCR-177 in combination with immune checkpoint inhibitors in patients with tumors that are sensitive to immune checkpoint inhibitor therapy.

mONCR-177 activity in suppressing micro-metastases in the 4T1 model of metastatic breast cancer supports the potential for neoadjuvant breast cancer treatment

We assessed the potential for ONCR-177 to treat micro-metastases in 4T1 based breast carcinoma cancer cell line that when orthotopically implanted spontaneously metastasizes to internal organs, most notably to the lungs. 4T1 is representative of an immunosuppressed tumor microenvironment and is resistant to many types of immunotherapies, including immune checkpoint inhibitors and viral immunotherapies, including oHSV-1. As shown in the figure below, treatment with mONCR-177 resulted in a lower number of lung tumor nodules as compared to control PBS or the unarmed ONCR-159.

Figure 18. Activity of mONCR-177 in the 4T1 tumor model (n=10 per group).

These results suggest that ONCR-177 may be promising in the setting of neoadjuvant therapy for triple negative breast cancer and perhaps other histologies as well.

mONCR-177 activity is not affected by pre-existing immunity to HSV-1

Intratumoral administration of viral immunotherapies allows large amounts of active agent within the target tumor tissue, while limiting systemic exposure and potential toxicity. This dosing strategy allows efficient viral replication, oncolysis and payload expression within the tumor tissue, thereby increasing the chance to nucleate a potent local and systemic anti-tumor immune response. However, anti-tumor activity after intratumoral administration may potentially be limited by the anti-viral antibody response. Pre-existing exposure to HSV-1 has potential clinical implications since the majority of the world population has been exposed to HSV-1 and presumably has circulating neutralizing antibodies. Clinical data attained with T-VEC suggests that efficacy from intratumoral administration of viral immunotherapies may be unaffected by the anti-viral humoral response.

To examine this issue as it relates to our ONCR-177 program, we evaluated the effects of pre-exposure to HSV-1 and the presence of circulating anti-HSV-1 antibodies on the activity of mONCR-177. As illustrated in the figure below, anti-tumor activity was shown to be similar for mONCR-177 treated naïve and immunized groups.

Figure 19. Pre-existing immunity to HSV-1 is shown not to change the anti-tumor activity of mONCR-177 (n=10 per group). CR=Complete response.

Together, these results show that pre-existing immunity to HSV-1 has no apparent effect on either the in situ or abscopal anti- tumor activity of mONCR-177 and further supports the development of ONCR-177 in patients with solid tumors across multiple histologies.

ONCR-177 clinical development plans

In June 2020, we initiated, and are currently enrolling patients in an ongoing Phase 1 dose escalation basket trial of ONCR-177. We expect to enroll approximately 20 patients who are either refractory and/or intolerant to standard of care, and who have injectable surface tumors such as breast cancer; SCCHN; melanoma and other cancers of the skin. Subject to positive safety and tolerability data in patients with injectable surface lesions, we intend to enroll approximately 20 additional patients with visceral tumors in the liver, such as metastases from MSS CRC. We plan to dose each patient with up to six doses of ONCR-177. The primary endpoints in this Phase 1 clinical trial are safety and tolerability both as monotherapy and in combination with the immune checkpoint inhibitor KEYTRUDA (pembrolizumab), which is being supplied for the trial by Merck. Secondary endpoints include anti-tumor responses and markers of immune activation. After we have determined the recommended Phase 2 dose, we intend to enroll patients into disease-specific expansion cohorts of approximately 10 patients each. Data from dose escalation and expansion will be used to refine plans for the next clinical trials in ONCR-177’s development. Our Phase 1 trial and early clinical development plan is summarized in the figure below.

Figure 20. Clinical development plan for ONCR-177 in advanced solid tumors. Our dose escalation will include four dose levels starting at 1x106 PFU/dose in 1 mL, escalating in log increments up to 1x108 PFU/dose in 1 mL, with the final dose level at 4x108 PFU/dose in 4 mL. After escalation, we intend to treat tumors with a concentration of 1x108 PFU/mL, up to 4 mL, with volume dependent on tumor size, similar to how talimogene laherparepvec is used today. *Basket study including breast, squamous cell carcinoma of the head and neck (SCCHN) and melanoma. **Any liver metastases. RP2D=Recommended Phase 2 Dose.

We are also investigating potential clinical trials to assess the ability of ONCR-177 to lead to therapeutic benefit in neoadjuvant settings. We believe that the potential ability to induce immune responses without the consequences of systemic toxicities may represent an important mechanism to control tumor growth, prevent the spread of tumors, improve the ability to surgically remove tumors and perhaps reduce the need for surgery. For example, women who present with localized breast cancer suitable for resection, particularly women with TNBC, may be suitable candidates for ONCR-177 therapy. A clinical trial in this treatment setting reported recently by researchers at the Moffit Cancer Center demonstrated complete pathologic responses in five out of nine non-metastatic TNBC patients treated with T-VEC (NCT02779855). We plan to initiate a separate trial or cohort in our Phase 1 trial with ONCR-177 in such neoadjuvant settings, as shown in Figure 20, pending the results of our dose escalation trial in patients with advanced tumors, including those with TNBC.

Potential market opportunity for ONCR-177

We believe that ONCR-177 has the potential to have anti-tumor activity in the broad spectrum of superficial, subcutaneous, and visceral tumors that can be treated by intratumoral injection. Our clinical development plan is focused on two strategies to address unmet medical needs: treatment of refractory patients with advanced diseases that have some but incomplete benefit from existing immunotherapies, beginning with cancers including TNBC and SCCHN, and treatment of tumors typically resistant to immunotherapy, such as MSS CRC, using ONCR-177 to overcome lack of response. We will first focus development on later stage patients with fewer options, and assuming we are able to demonstrate clinical proof of concept, will then seek to address the problems of early-stage patients in, for instance, newly diagnosed, non-metastatic TNBC and neoadjuvant settings.

Tumor Responsiveness to CPIs
Cold/Low Response Rate
Warm/High Response Rate
HR+ Breast
MSS CRC
TNBC
TNBC
TNBC
Head & Neck
Melanoma
Head & Neck
Melanoma
Neoadjuvant
1L
2L+
Line of Therapy

Figure 21. ONCR-177 clinical strategy intended to address diverse histologies, across multiple lines of therapy, both as a monotherapy and in combination with checkpoint inhibitors.

We believe that, because ONCR-177 combines six immunotherapy approaches in one viral immunotherapy while retaining full replication competency and an anticipated favorable safety profile, we should be able to generate robust clinical data, such as durable response rate and survival data. In addition, we believe that if ONCR-177 is approved, its commercial acceptance could benefit from the pioneering efforts of previous oncolytic viruses in that many centers now have experience administering infectious therapeutic agents directly into tumors. We also believe that the commercial acceptance of ONCR-177 could be enhanced by a clinical development plan that will focus on cancers that are unmet medical needs and have been difficult to treat such as SCCHN, TNBC and MSS CRC, not primarily on melanoma. We believe that our data also suggest a role for ONCR-177 as both monotherapy and as part of combination therapy.

SCCHN disease background

SCCHN is the sixth most common form of cancer representing a broad category of cancers including tumors of the oral cavity, oropharynx, larynx, and hypopharynx that have been grouped anatomically. Each year, SCCHN is diagnosed in more than 600,000 people worldwide, with 65,000 new cases and more than 13,700 deaths occurring in the United States alone. Five-year survival for newly diagnosed patients is 65 percent, however, approximately 20 percent patients present with metastatic disease where less than 40 percent of patients survive five years.

Currently available treatments for SCCHN involve combinations of chemotherapy, radiation and surgery. These treatments are associated with acute and long-term effects including swallowing dysfunction, dry mouth, and dental problems. Although immunotherapy is active in SCCHN, most patients who are treated with immune checkpoint inhibitors will eventually progress and will need additional treatment options. Both nivolumab and pembrolizumab were approved for patients with SCCHN that has progressed on prior platinum therapy in 2016, based on improved ORR. Pembrolizumab was recently approved in 2019 as the first-line treatment of patients with metastatic or unresectable, recurrent SCCHN. Pembrolizumab in combination with platinum and 5-FU is indicated for all SCCHN patients, whereas pembrolizumab as a single agent is indicated for SCCHN patients whose tumors express PD-L1 combined positive score, or CPS, ≥1. This first line approval is based on results from the Phase 3 KEYNOTE-048 trial, where pembrolizumab monotherapy demonstrated a significant improvement in overall survival, or OS, compared with the EXTREME regimen (cetuximab with carboplatin or cisplatin plus FU), a standard treatment, as monotherapy in patients whose tumors expressed PD-L1 (CPS ≥1) and in combination with chemotherapy in the total study population. Given that the progression free survival, or PFS, for all patients treated in this study was approximately five months, there is still clearly a substantial unmet medical need to bolster immunotherapy after progression from front line therapy in recurrent, unresectable or metastatic non-nasopharyngeal SCCHN. While T-VEC has also been studied in SCCHN, including in combination with pembrolizumab and safety has been manageable, to date activity has been modest compared to pembrolizumab monotherapy. The ONCR-177 trial will provide the opportunity to study a viral immunotherapy in patients eligible for second line therapies for whom pembrolizumab is no longer working, both as monotherapy and in combination with an immune checkpoint inhibitor such as pembrolizumab.

Breast cancer disease background

Breast cancer is the second leading cause of cancer death in women in the United States and worldwide. Approximately 269,000 women in the United States are diagnosed with breast cancer and 41,800 die from this disease each year. There is significant unmet need, especially in aggressive and relapsed forms of the disease. For example, TNBC tends to grow, spread and recur faster than most other types. Women with TNBC are also more likely to develop metastasis, and these women typically have a poorer prognosis than women with other types of breast cancer due to the lack of available therapies. Meeting the unmet medical needs in TNBC will require both more effective treatment in the non-metastatic setting, and more effective treatment for patients who already have metastases at diagnosis. Immunotherapy is showing promise in both settings, although there remains need for improvement. Additionally, while survival rates are better for hormone receptor positive disease, the subtype which the majority of patients with breast cancer have, for those who recur after standard treatments, new options to improve the immune response are also needed as such patients comprise the majority of poor outcomes in breast cancer.

In March 2019, the FDA approved the first immunotherapy regimen in breast cancer, a combination of nab-paclitaxel and atezolizumab, an anti-PD-L1 immunotherapy, for the treatment of patients with unresectable locally advanced or metastatic PD- L1-positive TNBC. The addition of atezolizumab to nab-paclitaxel was shown by Schmid and colleagues to have increased the PFS from 5.5 to 7.2 months for patients whose tumors were PD-L1 positive, although there was no improvement in PFS for patients whose tumors were PD-L1 negative. Similarly, pembrolizumab combined with chemotherapy was associated with an improvement in PFS of 9.7 months versus 5.6 for chemotherapy alone in patients whose tumors expressed high PD-L1. Pembrolizumab was granted accelerated approval by FDA in November 2020, in combination with chemotherapy for the treatment of patients with PD-L1 positive TNBC. We believe that the immunostimulatory activity associated with ONCR-177 has the potential to further enhance this benefit, and may extend the benefit of immunotherapy to PD-L1 negative patients, who are the majority of metastatic TNBC patients, by virtue of increasing inflammation in the tumor microenvironment and upregulating PD-L1.

Up to 95 percent of cases present at an early-stage, and such patients are typically treated with surgery to remove the tumor(s) and possibly some of the lymph nodes. About 25 percent receive a course of chemotherapy prior to surgery in order to shrink a tumor and make it more amenable to resection. This pre-surgical treatment is known as neoadjuvant therapy. Pre-treating patients in the neoadjuvant setting who have early, localized but high risk breast cancer, such as TNBC, with chemotherapy makes tumors smaller, decreases the invasiveness of the surgical resection, and improves long-term outcomes. Neoadjuvant treatment has been established in downstaging large or locally advanced tumors allowing breast-conserving surgery, thereby avoiding mastectomy and has also been shown to improve survival outcomes.

Breast cancer patients with tumors who achieve a pathological complete response, or pCR, to neoadjuvant therapy, meaning no tumor is found at the time of surgery because the pre-treatment has caused a complete response, have been shown to have lower recurrence rates compared with those with a partial response. While pCR has been achieved only in around 30 percent of patients with TNBC, it is a validated endpoint for clinical benefit that is recognized by FDA and other health agencies. Schmid and colleagues recently reported that the addition of pembrolizumab to chemotherapy for neoadjuvant therapy improved the pCR from 51.2 percent to 64.8 percent in patients with non-metastatic TNBC, and that the effect was not confined to patients whose tumors were PD-L1 positive. In light of the findings for immunotherapy in both metastatic and neoadjuvant treatment of TNBC, there are reasons to believe that ONCR-177 can potentially improve outcomes and address compelling unmet medical needs.

Colorectal carcinoma disease background

Colorectal carcinoma, or CRC, is one of the most common cancers with approximately 135,000 patients a year diagnosed in the United States, in part due to Western diets and other lifestyle risk factors. Although prevention and treatment have improved outcomes and mortality, largely through earlier detection, approximately 50,000 people a year will ultimately succumb to CRC in the United States, and the incidence is increasing in patients less than 50 years of age. Treatment of earlier stage CRC involves surgical resection and ongoing surveillance. For patients with locally aggressive or metastatic disease, chemotherapy may be recommended in addition to surgery.

For most patients, initial chemotherapy is based on FOLFOX (5-FU, leucovorin and oxaliplatin), or similar agents. In second line or in more aggressive initial presentations, patients may receive a FOLFOX type regimen plus a targeted agent, for instance cetuximab for KRAS and NRAS wild type patients, based on their molecular signature. The small number of patients who have microsatellite instability high, or MSI-H, CRC may receive pembrolizumab, a PD-1 inhibitor, as first line treatment. MSI-H tumors have more genetic mutations in them, generating neoantigens, which lead to improved immune responses against the tumor and clinical benefit.

MSS CRC tends not to have the high number of genetic mutations in it that MSI-H does, so it does not trigger an immune response and patients with such tumors do not benefit from immunotherapy. In keeping with this, it is a cold tumor with little infiltration of CD8 T cells at baseline. After second line therapy, MSS CRC is difficult to cure and patients are recommended to consider clinical trials by the NCCN Guidelines. By later stages, many patients with CRC have also experienced spread to the liver, which is a more immunosuppressed environment than other tissues. However, ONCR-177 as a heavily armed viral immunotherapy is designed to overcome this immunosuppression as well as force tumor antigen presentation by virtue of its immunomodulatory payloads and tumor vaccinal effect. Approximately 85 percent of patients with CRC have MSS disease and around 50 percent of CRC patients develop liver metastases, so there remains a large unmet medical need in MSS CRC patients with metastases to the liver.

Additional product candidates being developed based on our oHSV Platform

We are applying our oHSV Platform technology towards the development of a portfolio of other viral immunotherapy product candidates, leveraging the knowledge and experience gained through the development of ONCR-177 and our other programs.

A second program utilizing our oHSV platform will specifically target brain cancer, including glioblastoma multiforme, or GBM, the most frequent and aggressive form of brain cancer. We intend to leverage our knowledge of microRNA expression to engineer a microRNA attenuation strategy designed to protect healthy brain tissue and select a combination of payloads that address the specific drivers of immune suppression in brain cancer. We have initiated studies to select payloads and micro-RNA targets specific for brain cancer and anticipate candidate nomination in the second half of 2021.

Glioblastoma Multiforme background

GBM, with its typically poor prognosis, represents a particularly acute unmet medical need. In the United States, it is estimated that there are approximately 18,000 newly diagnosed patients each year and 13,000 deaths annually. Newly diagnosed high- grade patients have a median overall survival of 15 to 17 months; the 5-year-overall survival rate is only 5.6%. For patients in which disease recurred the prognosis is much worse, with a median overall survival of 6 to 8 months, while in patients who failed treatment with temozolomide and bevacizumab, or equivalent salvage chemotherapy, overall survival is reported being as short as 3 to 4 months. The current FDA-approved therapies bevacizumab, carmustine wafer, NovoTTF-100A, and lomustine are only marginally effective in extending overall survival in patients with recurrent GBM. The initial results from other companies’ clinical trials with immune checkpoint inhibitors such as anti-PD-1 antibodies have been disappointing in patients with recurrent high-grade gliomas.

Our Synthetic Platform—enabling the repeat intravenous administration of viral immunotherapies

The intravenous administration of viral immunotherapies is an attractive approach for improving the standard of care for many oncology patients because it allows for all tumors in a patient, including micro-metastases that are sometimes difficult to detect and treat, to be treated directly. In addition, it allows for potential treatment of certain tumors, such as those of the lung, that are less amenable to repeat intratumoral injection of anti-cancer therapies for safety and feasibility reasons. While multiple viruses have been administered intravenously to treat tumors, they have all been challenged by limited efficacy due to the rapid development of neutralizing antibodies. If neutralizing antibodies could be avoided by virtue of a LNP, which is generally not immunogenic, this would, in turn, allow the administered therapy to reach tumors and enable repeat intravenous administration viral immunotherapies.

Our Synthetic Platform is focused on designing and developing viral immunotherapy candidates that can effectively infect tumors while avoiding neutralizing antibodies thereby allowing for repeat intravenous administration. To overcome the limitations caused by neutralizing antibodies, we have developed a novel delivery strategy, in which we engineer a synthetic viral immunotherapy comprised of a synthetic viral genome encapsulated within an LNP that is intended to be less immunogenic than a natural viral capsid.

Figure 22. Diagram comparing a native oncolytic virus to our synthetic virus.

Once inside the tumor cells, and as is the case with other viral immunotherapies, these genomes replicate and generate a burst of infectious virions that then spread locally and lyse adjacent tumor cells, as illustrated in the figure below.

Figure 23. Schematic representation of the mode of action of our synthetic viruses.

Our current synthetic viral immunotherapy programs are based on coxsackievirus A21, or CVA21, and Seneca Valley Virus, or SVV, which have both demonstrated acceptable safety and tolerability when virions have been administered intravenously in early clinical trials conducted by others, but where the efficacy was likely limited by the subsequent development of neutralizing antibodies.

We have demonstrated proof of concept of this approach in preclinical models showing that synthetic viral immunotherapies based on both CVA21 and SVV, when administered intravenously, are able to successfully deliver a synthetic viral genome to tumors leading to production of replication competent viruses within the tumors and to tumor growth inhibition. Our synthetic viral immunotherapy product candidates to be developed from our Synthetic Platform will utilize shared formulation, regulatory and manufacturing strategies, allowing us to be more efficient in the development of subsequent product candidates.

Our synthetic viral immunotherapy product candidate selection criteria

We select oncolytic viruses for development for our Synthetic Platform based upon two factors, clinical experience with these viruses and technical feasibility:

∎

Clinical experience. The foremost factor which drives our selection of viruses for our Synthetic Platform has been clinical experience with these viruses demonstrating their tolerability after intravenous dosing in cancer patients as well as their ability to replicate in tumors. For example, both CVA21 and SVV have been well tolerated in clinical trials after intravenous dosing. Furthermore, these viruses were shown to replicate in patients’ tumors expanding on preclinical observation made for both CVA21 and SVV in animal models indicating that these viruses can lyse tumor cells. We believe these early viral immunotherapy product candidates would likely be further advanced in the clinic if not for the emergence of neutralizing antibodies in the first one to two doses, which limit the ability of subsequent doses to reach tumor sites, and the intravenously administered viruses’ inability to avoid these antibodies.

∎

Technical feasibility. The identification of, and clinical utility of LNPs, has been driven by the need to intravenously deliver other therapeutics, typically nucleic acids such as RNA, to patients. The recent approval of patisiran, marketed as ONPATTRO® by Alnylam, provides validation that LNPs can be used to safely and effectively deliver nucleic acid therapies to patients through repeat intravenous administration. The synthesis of LNPs for tumor distribution requires the selection of viruses with genome sizes compatible with the loading capacity of an LNP. This has steered our selection of synthetic viruses for product development to oncolytic RNA viruses such as CVA21 and SVV.

Synthetic CVA21—our lead synthetic viral immunotherapy program

We are developing a synthetic viral immunotherapy product candidate for repeat intravenous administration based on CVA21. We selected CVA21 for our first synthetic viral immunotherapy program, which we refer to as our Synthetic CVA21 program, based on a number of attractive properties such as clinical safety and tolerability after intravenous dosing in patients, ability to replicate in solid tumors, and its inability to insert into the host chromosome eliminating the potential of insertional mutagenesis. CVA21 is a picornavirus that has broad tumor tropism, in particular for NSCLC, melanoma, bladder cancer and other solid tumors. We intend to develop Synthetic CVA21 for these indications. In preclinical studies conducted by us and others, treatment with CVA21 resulted in significant tumor growth inhibition in mouse tumor models including SK-MEL-28 melanoma cells.

Coxsackievirus A21 (CVA21)

Coxsackievirus A21 is a naturally occurring RNA virus that normally causes mild upper respiratory tract infections in humans. Most studies on coxsackievirus focus on the CVA21 kuykendall strain which is currently in clinical development for melanoma, triple negative breast cancer, head and neck squamous cell carcinoma, and cutaneous squamous cell carinoma by Merck as CAVATAK

In early clinical trials, CAVATAK was well-tolerated when dosed either intratumorally or intravenously and associated with both local and distant tumor responses. In a Phase 2 trial, intratumoral injections of CAVATAK in patients with late-stage melanoma showed durable objective responses in 19.3 percent of patients. Tumor biopsies of treated patients demonstrated the presence of virions and increased infiltration of immune cells in tumors. Clinical trials of intravenously administered CAVATAK also found that neutralizing antibodies developed against the virus after approximately seven days resulting in a limited window in which repeat intravenous doses could potentially be effectively delivered.

Synthetic CVA21 Program preclinical data

We selected a CVA21 viral strain, named ONCR-CVA21, that demonstrates more potent oncolytic activity in cancer cell lines including in cells derived from NSCLC than the Kuykendall strain developed by Merck as CAVATAK. In preclinical studies intravenous dosing of Oncorus Synthetic CVA21 resulted in tumor shrinkage in two xenograft models of NSCLC, including in the NCI-H1299 as shown in the figure below, which provides preclinical validation for our Synthetic CVA21 program.

Figure 24. Synthetic ONCR-CVA21 had anti-tumor activity in an NCI-H1299 NSCLC tumor model when dosed intravenously twice every 7 days. Synthetic ONCR-CVA21 is more active than Synthetic CVA21 based on the Kuykendall (CAVATAK) strain. (n=8 per group; p<0.0001 for Synthetic ONCR CVA21 versus PBS control or Synthetic Kuykendall CVA21).

We intend to nominate a clinical candidate in our Synthetic CVA21 program for development in the first half of 2021 and begin IND-enabling toxicology studies shortly following nomination.

Synthetic SVV—our second synthetic viral immunotherapy program

In addition to CVA21, we are developing a second synthetic virus product candidate based on Seneca Valley Virus, or SVV, derived from our Synthetic Platform. In this synthetic viral program, we encapsulate the SVV genome into LNPs and are investigating both an unarmed synthetic virus as well as a synthetic virus armed with immunostimulatory transgenes.

We selected SVV based on a number of attractive properties such as clinical safety and tolerability after intravenous dosing in patients, ability to replicate solid tumors, and its inability to insert into the host chromosome eliminating the potential of insertional mutagenesis. SVV is a picornavirus that has tropism for several human tumor cell lines, in particular those with neuroendocrine features. Cancers with neuroendocrine features include SCLC and treatment-emergent small-cell neuroendocrine prostate cancer, or t-SCNC. In preclinical studies led by others, SVV was shown to result in complete and durable eradication of tumors in multiple mouse tumor models including NCI-H446 cells, and in a mouse model of medulloblastoma, SVV was shown to lead to increases in long term survival.

Past attempts at developing SVV monotherapy as a treatment for cancer have demonstrated no dose limiting toxicities and increases in viral titers in patients treated with low doses of virus in Phase 1 and Phase 2 trials. In these trials there was also evidence of selective viral replication in tumor tissue but not adjacent healthy tissue. These observations are consistent with the ability of SVV to specifically target and replicate in tumor cells and to be well-tolerated after intravenous dosing. In these trials, patients who received SVV also developed neutralizing antibodies, resulting in rapid clearance of the virus from circulation, limiting the ability to deliver repeat doses effectively, which we believe has hampered the therapeutic potential of prior SVV candidates.

Synthetic SVV Program preclinical data

In a preclinical study, an LNP-encapsulated synthetic SVV genome was administered intravenously in a mouse NCI-H446 model of human SCLC. As shown in the first figure below, this synthetic viral immunotherapy led to a significant reduction in tumor growth as compared to placebo and, as shown in the second figure below, the presence of neutralizing antibodies did not have a significant effect on the observed reduction in tumor growth.

Figure 25. Synthetic SVV led to tumor growth inhibition in the NCI-H446 SCLC tumor model when dosed intravenously twice every 7 days (n=8 per group). p< 0.0001 SVV versus PBS.

Figure 26. Efficacy of Synthetic SVV is not inhibited by SVV neutralizing antibodies. Synthetic SVV leads to tumor growth inhibition in the NCI-H446 SCLC model when dosed intravenously in presence of either control or neutralizing SVV antibodies (Ab). By contrast, the efficacy of SVV virions (SVV) dosed intravenously is inhibited by SVV neutralizing antibodies (n= 10 per group, p<0.0001 for Synthetic SVV + control Ab, Synthetic SVV + neutralizing Ab and SVV + control Ab vs. PBS or SVV + neutralizing Ab).

After intravenously dosing our LNP-encapsulated synthetic SVV genome, we examined multiple tissues from treated animals for the presence of negative-strand SVV RNA to assess the replication of our synthetic SVV in these tissues. Testing for the presence of negative-strand SVV RNA is a sensitive way of assessing the replication of our synthetic SVV that is based on the fact that SVV is a positive-strand RNA virus that requires a negative-strand RNA as a replication intermediate. As illustrated in the figure below, we found negative-strand RNA only in tumor tissue and not in the liver, demonstrating that the synthetic genomes were delivered to the tumor cells and resulted in the generation of fully infectious virions within the tumor, but did not replicate in tissues outside the tumor.

Detection of SVV Replicating Genomes

Figure 27. Replicative SVV intermediates, negative-strand RNA, are found in the tumors but not in liver. Each histogram represents a dosed animal. PBS = phosphate-buffered saline control; Neg = non-replicating SVV control; SVV = active, synthetic SVV; cDNA = complementary DNA; (-)ssRNA = negative single strand RNA.

We believe that the ability of SVV to target neuroendocrine tumors as a monotherapy, as well as the potential for adding benefit in combination with immune checkpoint inhibitors, could allow us to bring therapeutic benefit to patients for whom there are limited treatment options. We intend to nominate a clinical candidate in our Synthetic SVV program for development in the first half of 2021 and begin IND-enabling toxicology studies shortly following nomination.

SCLC background

SCLC is a rapidly progressive disease with low response rates and a high incidence of mortality. Approximately 15 percent of all lung cancers have been identified as SCLC, for which an estimated 30,000 new cases a year are reported in the United States. The average five-year survival for newly diagnosed SCLC is 6 percent. SCLC derives from neuroendocrine cells and is distinguished clinically from NSCLC by its rapid doubling time and early development of metastases. Most patients have metastatic disease at the time of their initial diagnoses. First line therapy for these patients typically involves combinations of immunotherapies and cytotoxic drugs such as carboplatin and etoposide, the latter of which have significant toxicities. While some patients initially respond to this treatment, approximately 90 percent experience disease progression within one year and die within two years. Recently, checkpoint inhibitors including atezolizumab and durvalumab have received approval in SCLC, but their efficacy is limited compared to that in other tumors such as NSCLC, with overall survival of SCLC patients treated with these agents in combination with chemotherapy being only 12 to 13 months.

t-SCNC background

Prostate cancer is one of the most common cancers in men with approximately 175,000 cases diagnosed in the United States each year. The introduction of highly potent androgen receptor–targeting therapies such as abiraterone and enzalutamide for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, has provided significant clinical benefit. In a subset of patients, therapeutic resistance to androgen receptor targeting therapy is accompanied by the emergence of highly aggressive androgen receptor treatment-resistant neuroendocrine variants, referred to as t-SCNC, in 17 percent of patients who had disease progression while on treatment with abiraterone and/or enzalutamide. Patients with t-SCNC have shorter survival than other prostate cancer subtypes and there is no standard of care for t-SCNC.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We compete in the highly competitive markets that address cancer and face significant competition from many sources, including pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities and private and public research institutions.

Any viral immunotherapies that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We are focused on developing next-generation viral immunotherapies for the treatment of cancer.

We are aware of other companies either marketing or focused on developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

∎

oncolytic viral immunotherapies, including Amgen’s T-VEC, the only FDA-approved oncolytic immunotherapy, which is approved for treating advanced melanoma and is in development for several other indications, and other oncolytic viruses in development by companies such as AstraZeneca, Boehringer Ingelheim, Johnson & Johnson, Merck, Regeneron, Vyriad, Replimune and Turnstone Therapeutics;

∎

approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology;

∎

cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as BioNTech, Gritstone Oncology and Moderna Therapeutics;

∎	cell-based therapies, including CAR T cell therapies, T cell receptor and NK cell therapies; and
∎	traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

For ONCR-177, our lead HSV-1 viral immunotherapy product candidate, we are aware of several other companies developing therapies based on HSV-1. To our knowledge, only Replimune has advanced assets based on HSV-1 into clinical development in the United States. We designed ONCR-177 to carry greater numbers of immunostimulatory transgenes than viral immunotherapies that are either currently approved or in clinical development to maintain full viral replication competency in tumors and to be selectively attenuated in only normal tissues as opposed to both normal and tumor tissues.

For our Synthetic CVA21 program, which is based on coxsackievirus A21, we are aware that Merck is developing CAVATAK based on this oncolytic virus. For our Synthetic SVV program, which is based on the Seneca Valley Virus, we are aware that Seneca Therapeutics is developing therapies based on this oncolytic virus.

Many of our potential competitors, alone or with their strategic partners, may have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies, especially if these get to market sooner than our products. These and other third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Our viral immunotherapy product candidates, if and when marketed, will compete with a number of therapies that are currently marketed or in development that also target cancer but that utilize different mechanisms of action. To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy and safety compared with these competitive agents. While we believe that our current and future product candidates have the potential to provide potent clinical antitumor activity as monotherapies, we also plan to test them in combination with immune checkpoint inhibitors and chemotherapy agents. As such, if and when ultimately marketed, our product candidates may be in combination with checkpoint therapies in addition to other existing cancer therapies, including surgery, chemotherapy, radiation therapy and other biological therapies such as antibodies targeting particular surface receptors. We, therefore, believe that our product candidates, if and when marketed, may in some instances complement rather than compete directly with these existing treatment options.

We expect to face direct and increasing competition from a number of companies that are also seeking to develop cancer therapies based on viral immunotherapies and other ways to stimulate the immune system. We believe that our ability to successfully compete will depend, among other things, on our ability to:

∎	expeditiously advance the development of our product candidates;
∎	design, enroll patients in and successfully complete appropriate clinical trials in a timely fashion;
∎	gain regulatory approval for our product candidates in their first indications as well as further indications;
∎	establish collaborations and partnerships for the development and marketing of our product candidates;
∎

commercialize our product candidates successfully, including convincing physicians, insurers and third-party payors of the safety and efficacy of our product candidates over currently approved therapies;

∎	secure and protect intellectual property rights based on our innovations; and
∎	manufacture or otherwise obtain and sell commercial quantities of future products to the market.

Manufacturing

We have assembled a seasoned management team with extensive experience in developing and manufacturing biological, viral and gene therapies. We have strong in-house process development capabilities for HSV and are currently leveraging external CMOs to implement our in-house developed processes to produce drug substance and drug product. We require that our CMOs produce drug substance and finished drug product in accordance with cGMPs and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We do not have long-term supply arrangements in place with our CMOs.

We currently do not own or operate any manufacturing facilities. We have transferred our processes to commercial CMOs based in the United States for production, labeling, packaging and distribution of our initial batches of clinical material. Through the development of ONCR-177, we have focused on developing a full-scale manufacturing process intended to optimize production of clinical grade material. To this end, we have developed a closed, serum-free process that we expect will result in a high yield and lower overall cost of goods.

We continue to invest in our internal development capabilities to establish critical in-house manufacturing expertise to support our pipeline. We expect to continue to invest to build proprietary processes that will enable us to be at a competitive advantage when manufacturing product candidates for our oHSV and synthetic viral immunotherapy programs. In the near term, we intend to continue to rely on third party CMOs while establishing our own cGMP manufacturing facilities for the production of cGMP-grade material in order to secure our supply chain for pivotal studies and commercialization. In December 2020, we entered into a lease agreement for an approximately 88,000 square foot facility in an effort to support our advancing pipeline of product candidates. Initial site build out is anticipated to be completed by the end of 2021 and we expect the facility to be fully operational in 2023.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field and other fields that are or may be important for the development of our business. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and our product candidates that are important to the development and implementation of our business.

As of December 31, 2020, our patent portfolio consisted of 15 issued U.S. patents, 15 pending U.S. patent applications, and 12 issued foreign patents and approximately 105 pending foreign applications. These patents and patent applications include claims related to our platforms, products, methods, manufacturing processes, and potential future products and developments, with expected expiry dates not earlier than between 2023 and 2041.

oHSV Platform

As of December 31, 2020, our patent portfolio related to our oHSV Platform includes 14 owned or licensed patent families, which relate generally to the composition of our current and potential future products, and their methods of use.

We solely own six patent families, which include two issued U.S. patents, one allowed foreign application, five pending U.S. patent applications, and pending foreign counterparts in Europe, Asia, Canada, Australia, and Central and South America. One issued patent, which expires on January 27, 2037, includes claims directed at particular microRNA-attenuated HSV vectors, expression of certain therapeutic payloads, and their methods of use in the treatment of cancer. The other issued U.S. patent, which expires on June 30, 2037, includes claims directed at HSV vectors comprising particular combinations of certain therapeutic payloads. The pending applications include additional claims for microRNA-attenuated HSV vectors including the HSV vector utilized in our ONCR-177 product candidate, HSV vectors encoding particular therapeutic payloads, and their methods of use in the treatment of cancer. Patent applications are pending in these families in more than 17 jurisdictions worldwide, including Argentina, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore, Taiwan and South Africa. Any patents that may issue from these pending applications are expected to expire between 2037 and 2038, absent any patent term adjustments or extensions.

We have exclusively licensed from the University of Pittsburgh rights in three patent families related to oHSV Platform vectors, including certain glycoprotein modifications, a deletion of repeated HSV genes, certain micro-RNA-attenuated HSV vectors, and expression of certain therapeutic proteins from HSV vectors, and their methods of use. These patent families include six issued U.S. patents, seven issued patents in Australia, Europe, Israel, Japan, Russia and Singapore, three pending U.S. patent applications and 22 pending foreign applications pending in various jurisdictions worldwide, including Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Patents in these families are expected to expire between 2031 and 2037, absent any patent term adjustments or extensions. We have also exclusively licensed from Ospedale San Raffaele S.r.l. and Fondazione Telethon rights in one patent family related to micro-RNA attenuation of therapeutic payloads. This family includes six issued patents and seven pending applications in the U.S. and foreign jurisdictions. Patents in this family are expected to expire in 2026, absent any patent term adjustments or extensions. In addition, we have exclusively licensed from Northwestern University rights in one patent family related to mutations in the UL37 HSV gene. Patents in this family are expected to expire in 2036, absent any patent term adjustments or extensions. We have co-exclusively licensed from University of Chicago rights in two patent families related to HSV glycoprotein mutations. Patents in this family are expected to expire between 2023 and 2024, absent any patent term adjustments or extensions. Finally, we have also exclusively licensed from WuXi Biologics Ireland Limited rights in one patent family related to novel PD-1 antagonist sequences. This family includes six pending applications in the United States, China, Canada, Taiwan, Europe and Japan. Patents in this family are expected to expire in 2039, absent any patent term adjustments or extensions.

Synthetic Platform

As of December 31, 2020, our patent portfolio related to our Synthetic Platform includes five patent families, which relate generally to synthetic virus compositions and methods of use in the treatment of various cancers.

We solely own these five patent families. Two are pending provisional applications that will convert between February 2021 and November of 2021. One family currently has applications pending in the United States and in foreign jurisdictions including Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Two families have pending PCT applications that will enter national stages between May 2021 and July 2021. These applications cover the compositions related to polynucleotides, expression of therapeutic payloads, nanoparticle formulations, bispecific payload molecules and methods related to their manufacturing and use. We intend to file national phase applications in multiple jurisdictions, including the United States, Europe, Asia, and Central and South America. Any patents that may issue from these pending applications are expected to expire between 2039 and 2041, absent any patent term adjustments or extensions.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses, or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future product candidates may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

License, Royalty and Collaboration Agreements

University of Pittsburgh Agreement

In March 2016, we entered into a license agreement with the University of Pittsburgh, which was subsequently amended in June 2016, November 2016 and October 2019. Under the license agreement with University of Pittsburgh, or the University of Pittsburgh Agreement, we obtained an exclusive, worldwide license from University of Pittsburgh to three patent families in fields specified in the University of Pittsburgh Agreement including all of oncology. We have the right to grant sublicenses of the foregoing license subject to certain limitations. We are required to use commercially reasonable best efforts to meet certain development milestones regarding licensed products.

Under the terms of the University of Pittsburgh Agreement, we made an initial license payment of $0.1 million. Additionally, we are required to pay a five figure annual maintenance fee until net sales for the first licensed product are achieved and certain clinical and commercial milestone payments for the first product to achieve such milestones in an aggregate amount of $2.6 million. We are also obligated to pay a low single digit royalty on net sales of licensed products, subject to specified annual minimum royalties. The obligation to pay royalties under the University of Pittsburgh Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the expiry of the last valid claim of the licensed patents that cover such licensed product in such country. The royalty rate is subject to reduction in the event that it is necessary for us to obtain a license to any third party intellectual property related to the licensed patents. We are also obligated to pay a percentage of non-royalty-related payments received by us from sublicensees.

The University of Pittsburgh Agreement expires upon the last to expire valid claim of a licensed patent. University of Pittsburgh may terminate upon our uncured breach or insolvency. We may terminate the agreement upon specified prior written notice to University of Pittsburgh.

University of Pittsburgh Biomaterials Agreement

In September 2016, we entered into a separate license agreement with University of Pittsburgh. Under such license agreement with University of Pittsburgh, or the Biomaterials Agreement, we obtained an exclusive license under certain materials of University of Pittsburgh related to the oHSV Platform to make, have made, sell, have sold, use, import, export, modify and derivatize such materials for any and all purposes.

Under the terms of the Biomaterials Agreement, we made an initial low five figure license payment. Additionally, we are required to pay a five figure annual maintenance fee and a low six figure commercial milestone payment. We are also obligated to pay certain amounts in the event we grant a sublicense to a third party.

The Biomaterials Agreement expires in September 2046 and is renewable for successive thirty year terms upon written approval by University of Pittsburgh. University of Pittsburgh may terminate the agreement upon our uncured breach or insolvency. We may terminate the agreement upon specified prior written notice to University of Pittsburgh.

TIGET Agreement

In December 2015, we entered into a license agreement with Ospedale San Raffaele S.r.l., or OSR, and Fondazione Telethon, or FT, which was subsequently amended in July 2017, or the TIGET Agreement. Under the TIGET Agreement, we obtained an exclusive, worldwide license, with the right to sublicense, under certain patents of OSR and FT to research, develop, make, have made, use, sell, offer for sale and import licensed products for use in the prevention and treatment of human cancer using HSV. We also have an exclusive option to obtain an exclusive license to additional oncolytic viruses. We are required to use commercially reasonable efforts to develop and commercialize a licensed product for each licensed virus.

Under the terms of the TIGET Agreement, we made an initial license payment of $0.1 million. Additionally, we are required to pay a high five figure annual maintenance fee, and certain clinical and regulatory milestone payments for the first product to achieve such milestones on an indication-by-indication basis, which milestone payments are $3.9 million in the aggregate for the first indication and $5.7 million in the aggregate for each subsequent indication. We are also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits. The royalty rates are subject to reduction in the event that it is necessary for us to obtain a license to any third party intellectual property related to the licensed products. The obligation to pay royalties under the TIGET Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiry of the last valid claim of the licensed patents that cover such licensed product in such country. We are also obligated to pay a percentage of non-royalty-related payments received by us from sublicensees ranging from a mid-single digit to low double digits.

The TIGET Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. Under the TIGET Agreement, either party may terminate the agreement upon an uncured material breach or insolvency of the other party. We may terminate the agreement on a licensed virus by licensed virus basis upon specified prior written notice to OSR and FT. Additionally, OSR and FT may terminate the agreement on a licensed virus by licensed virus basis if we fail to demonstrate pre-clinical data in in vivo animal models for any such virus.

Washington Agreement

In July 2016, we entered into a license agreement with The Washington University, or Washington. Under the license agreement with Washington, or the Washington Agreement, we obtained a non-exclusive, worldwide license, with the right to sublicense, to certain tangible materials and property of Washington related to the oHSV Platform, as well as an exclusive, worldwide license to replication competent modifications of such materials and property related to the oHSV Platform not made by Washington.

Under the terms of the Washington Agreement, we made an initial low five figure license payment. Additionally, we are required to pay a mid four figure annual maintenance fee. We are also obligated to pay a less than single digit royalty on net sales of licensed products.

The Washington Agreement expires on the 10th anniversary of the first commercial sale of a licensed product. Under the Washington Agreement, either party may terminate the agreement upon an uncured material breach of the other party. We may terminate the agreement upon prior written notice to Washington. Washington may terminate the agreement immediately in the event of our insolvency and certain other specified breaches of the agreement by us.

Northwestern Agreement

In December 2018, we entered into a license agreement with Northwestern University, or Northwestern, which was subsequently amended in September 2019. Under the license agreement with Northwestern, or the Northwestern Agreement, we obtained an exclusive, worldwide license under certain patents of Northwestern, Trustees of Tufts College and NUTech Ventures and a non-exclusive, worldwide license under certain know-how of Northwestern, Trustees of Tufts College and NUTech Ventures, in either case to make, have made, use, import, offer for sale and sell oncolytic viruses for use in the treatment or prevention of cancer in animals or humans, which use specifically excludes diagnostics, human and animal vaccine development and use, and veterinary use. We have the right to grant sublicenses of the foregoing license subject to certain limitations. We are required to use efforts to meet certain development milestone regarding licensed products.

Under the terms of the Northwestern Agreement, we made an initial license payment of approximately $0.1 million. Additionally, we are required to pay an annual maintenance fee ranging in the low five figures until a certain period after regulatory approval for the first licensed product is obtained and certain clinical and commercial milestone payments for the first product to achieve such milestones in an aggregate amount of $4.1 million. We are also obligated to pay a low single digit royalty on net sales of licensed products, subject to certain annual minimum royalties ranging in the low to mid five figures, but only to the extent a product is covered by a valid claim of a licensed patent at the time of first commercial sale. The obligation to pay royalties under the Northwestern Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of expiry of the last valid claim of the licensed patents that cover such licensed product in such country and the 10th anniversary of the first commercial sale of such product in such country. The royalty rate is subject to reduction for lack of any valid claim covering such product in a country. We are also obligated to pay certain amounts in the event we grant a sublicense of commercial rights to a third party, which payments vary from a fixed amount in the upper five figures to a low double digit percentage of non-royalty related payments received by us.

The Northwestern Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiry of the applicable royalty obligation for such licensed product in such country. Under the Northwestern Agreement, either party may terminate the agreement upon an uncured material breach by the other party. We may terminate the agreement upon specified prior written notice to Northwestern. Northwestern may terminate the agreement in the event of our insolvency. Additionally, in the event of our failure to use efforts to meet certain diligence milestones, Northwestern may after a specified cure period, elect to either terminate the agreement or render the license non-exclusive. If Northwestern elects to render our license non-exclusive, then all our payment obligations under the agreement will be reduced by a specified percentage.

WuXi Agreement

In July 2019, we entered into a license agreement with WuXi Biologics Ireland Limited, or WuXi. Under the license agreement with WuXi, or the WuXi Agreement, we obtained an exclusive, worldwide license, with the right to sublicense, under certain patents and technology of WuXi to research, develop, manufacture and commercialize licensed products for the treatment and prevention of human or animal diseases. We are required to use commercially reasonable efforts to develop and commercialize licensed products.

Under the terms of the WuXi Agreement, we made an initial license payment of $0.3 million. Additionally, we are required to pay certain clinical milestone payments for the first product developed in an aggregate amount of $8.0 million and certain commercial milestone payments for the first three products developed in an aggregate amount of $27.0 million per product. We are also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits. The obligation to pay royalties under the WuXi Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiry of the last valid claim of the licensed patents that cover such licensed product in such country.

The WuXi Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiry of the last valid claim of the licensed patents that cover such licensed product in such country. Under the WuXi Agreement, either party may terminate the agreement upon an uncured material breach or insolvency of the other party. Additionally, we may terminate the agreement upon specified prior written notice to WuXi. WuXi may terminate the agreement for any challenge brought by us, our affiliates and our sublicensees of the validity, scope, enforceability or patentability of the licensed patents, unless we abandon such challenge, or in the case of our sublicensees, terminate the applicable sublicense.

MPM/UBS Royalty Transfer Agreement

In March 2016, in connection with the sale of Series A convertible preferred stock, we entered into a royalty transfer agreement with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation, or the Royalty Transfer Agreement. We have agreed to pay a royalty of 1%, in the aggregate, of net sales of our products. Our obligation to pay a royalty expires on a product-by-product and country-by-country basis upon the later of the 12th anniversary of the first commercial sale of such product in such country and expiration of the last valid claim in such country covering such product. The royalty rate is subject to a specified reduction for lack of any valid claim covering such product in a country. The obligation to pay royalties under the Royalty Transfer Agreement shall not apply to any product that would only infringe our intellectual property rights or to any product of an acquirer, assignee of the agreement or merger partner of the company so long as such product does not incorporate any of our pre-acquisition intellectual property.

Clinical Trial Collaboration and Supply Agreement with MSD International GmbH

In July 2020, we entered into a clinical trial collaboration and supply agreement, or the MSD Agreement, with MSD International GmbH, an affiliate of Merck & Co., Inc. (known as MSD outside the United States and Canada), to evaluate the safety and tolerability of ONCR-177 combined with Merck’s cancer immunotherapy KEYTRUDA (pembrolizumab), a humanized anti-human PD-1 monoclonal antibody, in our Phase 1 clinical trial in patients with solid tumors. Under the MSD Agreement, we will conduct the trial at our own cost and MSD will contribute its compound for use in the clinical trial without financial obligation to us, except that we may be required to reimburse MSD for the cost of its compound upon certain early termination events. The parties will equally own the clinical data and inventions arising from the combination study, with the exception of inventions relating solely to each party’s compound class. The MSD Agreement will expire upon the delivery of a written report on the results of the study, unless earlier terminated or agreed by the parties.

Each party has the right to terminate the MSD Agreement in the event of an uncured material breach by the other party. In addition, each party may terminate the agreement upon its own good faith determination that the study may unreasonably affect patient safety or that termination is required for medical, scientific, legal or regulatory reasons, or if an applicable regulatory authority takes any action that prevents the supply of its respective compound for use in the trial. In addition, MSD may terminate the agreement and its supply of KEYTRUDA if MSD believes in good faith that its compound is being used in an unsafe manner in the trial and we fail to promptly incorporate any requested changes into the trial protocol.

Government Regulation

In the United States, the FDA regulates biologic products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. Clearance from the FDA is required before conducting human clinical testing of biologic products. FDA licensure also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biologic Products Development Process

Any biologic product must be licensed by the FDA before it may be legally marketed in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:

∎

completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

∎	submission to the FDA of an application for an IND exemption, which allows human clinical trials to begin unless FDA objects within 30 days;
∎	approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
∎

performance of adequate and well-controlled human clinical trials according to the FDA’s GCP regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

∎

preparation and submission to the FDA of a biologics license application, or BLA, for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

∎	review of the product by an FDA advisory committee, if applicable;
∎

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;

∎	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
∎	payment of user fees and FDA review and approval, or licensure, of the BLA.

Before testing any biologic product candidate in humans the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Human Clinical Trials Under an IND

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent.

Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed.

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

∎

Phase 1. The biologic product candidate initially is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

∎

Phase 2. The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

∎

Phase 3. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a biologic product. In Phase 3 studies, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

Written IND safety reports must be promptly submitted to the FDA and the investigators for: serious and unexpected adverse events; any findings from other trials, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic product candidate has been associated with unexpected serious harm to patients.

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual product fee for biologics and an annual establishment license fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the BLA.

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biologic product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs in ten months after the FDA accepts the BLA for filing, and priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Post-approval Requirements

Rigorous and extensive FDA regulation of biologic products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biologic products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA, together with a release protocol, showing a summary of the history of manufacture of the lot and the results of all tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biologic products.

A sponsor also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”). The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Violations relating to the promotion of off-label uses may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Companies, however, may generally share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal actions and adverse publicity. These actions could include refusal to approve pending applications or supplemental applications, withdrawal of an approval, clinical hold, suspension or termination of a clinical trial by an IRB, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period generally is one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biologic product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only be extended once based on a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Other Healthcare Laws and Regulations

Healthcare providers and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct clinical research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

∎

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other individuals and entities on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;

∎

the federal civil and criminal false claims, including the civil False Claims Act, or the FCA, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

∎

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value made to physicians, certain other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and their immediate family members which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

∎

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability, among other things, for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

∎

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of protected health information by entities subject to HIPAA, such as health plans, health care clearinghouses and certain healthcare providers, and their respective business associates and their covered subcontractors that access protected health information; and

∎

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers and drug pricing and/or marketing expenditures; and state and local laws requiring the registration of pharmaceutical sales representatives and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Violation of the laws described above or any other governmental laws and regulations may result in significant penalties, including administrative, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, and additional reporting requirements and oversight if a person becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. In order to obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the products, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing.

Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations may not allow favorable reimbursement and pricing arrangements.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

By way of example, in March 2010, the ACA was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our business are:

∎

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

∎

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

∎	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
∎	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
∎

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

∎

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

∎	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
∎	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case. The United States Supreme Court heard oral argument in this case on November 10, 2020, and is expected to issue a decision sometime this year. Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.

For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in other countries that impose similar obligations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and individuals from engaging in certain activities to obtain or retain business abroad or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value, directly or indirectly, to any foreign government official, government staff member, official or employee of a public international organization, or a political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The scope of the FCPA includes interactions with healthcare professionals of foreign state-owned or affiliated hospitals, universities, or research institutions. Equivalent laws have been adopted in other foreign countries that impose similar obligations.

Employees and Human Capital

As of December 31, 2020, we had 56 full-time employees, including 19 who hold Ph.D. or M.D. degrees. Of these 56 employees, 43 employees were engaged in research and development. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were originally incorporated under the laws of the State of Delaware under the name Oncorus, Inc. in April 2015. Our principal executive office is located at 50 Hampshire Street, Suite 401, Cambridge, Massachusetts 02139. Our telephone number is (857) 320-6400. We completed our initial public offering in October 2020 and our common stock is listed on the Nasdaq Global Market under the symbol “ONCR.”

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, with the Securities and Exchange Commission, or the SEC. In addition, the SEC maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC.

We maintain a website at www.oncorus.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC will be available free of charge through the website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or our other filings with the SEC, and should not be relied upon.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks and uncertainties described below, as well as the information in the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements and related notes appearing elsewhere in this report, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history. We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

We have a limited operating history, and we are early in our development efforts. Since our inception in April 2015, we have incurred significant operating losses. Our net loss was $48.3 million and $30.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $129.8 million. Since inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing a clinical trial and manufacturing scale-up activities. We are still in the early stages of development of our product candidates, and we have not completed development of any products. We expect to continue to incur significant and increasing operating losses for the foreseeable future. We expect that it will be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

∎	advance the clinical trial for our lead product candidate, ONCR-177;
∎	continue the ongoing and planned preclinical and clinical development of our other development programs;
∎	discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;
∎	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
∎	manufacture preclinical, clinical and commercial supplies of our product candidates;
∎	seek regulatory approvals for any product candidates that successfully complete clinical trials;
∎	maintain, expand and protect our intellectual property portfolio;
∎	hire additional research and development, clinical, scientific and management personnel;
∎	add operational, financial and management information systems and personnel;
∎

ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval and we commercialize on our own or in collaboration with others; and

∎	incur additional legal, accounting and other expenses operating as a newly public company.

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

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2020, our cash and cash equivalents were $130.3 million. In October 2020, we completed an initial public offering of our common stock, or IPO, that provided net proceeds of approximately $88.3 million. In February 2021, we completed a follow-on public offering of our common stock, or the Follow-on Offering, that provided net estimated proceeds of approximately $53.0 million. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval of any product candidate that we develop, including ONCR-177, we will require significant additional amounts of cash in order to launch and commercialize such product either alone or in collaboration with others. Because the design and outcome of our ongoing, anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

∎

the scope, progress, results and costs of researching and developing ONCR-177 and our other product candidates and programs, and of conducting preclinical studies and clinical trials and any delays related to the COVID-19 pandemic;

∎	the timing of, and the costs involved in, obtaining marketing approvals for ONCR-177 and future product candidates we develop if clinical trials are successful;
∎	the success of any future collaborations;
∎	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;
∎	the cost and timing of establishing, equipping, and operating our planned manufacturing activities;
∎	the cost of manufacturing ONCR-177 and future product candidates for clinical trials in preparation for marketing approval and commercialization;
∎	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
∎	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
∎	our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;
∎	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;
∎	the emergence of competing cancer therapies and other adverse market developments; and
∎	the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our current research and development plans, our cash and cash equivalents at December 31, 2020, and the net proceeds from the Follow-on Offering in February 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into late 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ONCR-177 or any future product candidates.

Our existing cash and cash equivalents will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives. Adequate additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise additional funding in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could also be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of these events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have never generated any revenue from product sales and may never become profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with future partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our development programs. We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends heavily on our success in achieving a number of goals, including:

∎	completing research regarding preclinical and clinical development of product candidates and programs, including ONCR-177, and identifying and developing new product candidates;
∎	obtaining marketing approvals for any product candidates for which we complete clinical trials;
∎

developing a sustainable and scalable manufacturing process for ONCR-177 and future product candidates, including establishing and maintaining supply and manufacturing relationships with third parties;

∎

launching and commercializing product candidates for which we obtain marketing approvals, either directly by establishing a sales force and marketing, medical affairs and distribution infrastructure or, alternatively, with a collaborator or distributor;

∎	establishing and maintaining healthcare coverage and adequate reimbursement for our future products, if any;
∎	obtaining market acceptance of product candidates that we develop as viable treatment options;
∎	addressing any competing technological and market developments;
∎	identifying, assessing, acquiring and developing new product candidates;
∎	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
∎	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
∎	attracting, hiring, and retaining qualified personnel.

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

Raising additional capital may cause dilution to our stockholders and restrict our operations or require us to relinquish rights to our technologies or product candidates.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders may be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities.  For example, in October 2020, we issued an aggregate of 6,557,191 shares of common stock in our IPO, and in February 2021, we issued 3,000,000 shares of common stock in our Follow-On Offering. Any future debt financings we undertake, if available, are likely to involve restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves.

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

We are an early-stage company. We were founded and commenced operations in 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing a clinical trial and manufacturing scale-up activities. All of our research programs are still in preclinical or early-stage clinical development, and their risk of failure is high. We have not yet demonstrated an ability to initiate or successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale therapy, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new therapy from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from a company primarily focused on research and in the early stages of a clinical trial to a company capable of supporting clinical activities on a larger scale and commercial activities. We may not be successful in such a transition.

Risks Related to Product Discovery, Development, Manufacturing and Regulatory Approval

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

The success of our current and future product candidates will depend on several factors, including the following:

∎	successful completion of preclinical studies and clinical trials;
∎	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
∎	acceptance of INDs for our planned clinical trials or future clinical trials;
∎	successful enrollment and completion of clinical trials;
∎	successful data from our clinical trials that support an acceptable risk-benefit profile of our product candidates in the intended populations;
∎	receipt of regulatory and marketing approvals from applicable regulatory authorities;
∎	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
∎	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
∎	successfully launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
∎	acceptance of any products we develop and their benefits and uses, if and when approved, by patients, the medical community and third-party payors;
∎	effectively competing with other therapies;

∎	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
∎	maintaining a continued acceptable safety profile of the products following approval.

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

We have invested a significant portion of our efforts and financial resources in our oncolytic platform, referred to as our oHSV Platform, and our synthetic viral platform and, in particular, in the development of our lead product candidate, ONCR-177. We commenced clinical trials of ONCR-177 in June 2020.

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

Conducting preclinical testing and clinical development is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain programs that are the responsibility of any potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

∎	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;
∎	unexpected toxicities observed in preclinical IND-enabling studies precluding the identification of a safe dose to move forward in human clinical trial;
∎	delays in production or manufacturing of clinical supply;
∎	delays in reaching a consensus with regulatory agencies on study or trial design; and
∎	regulatory authorities not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize ONCR-177 or any future product candidates, including:

∎

delays or failures related to the COVID-19 pandemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;

∎

regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;

∎

we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or contract research organizations, or CROs;

∎

clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

∎

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

∎

third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;

∎	manufacturing delays;
∎

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

∎	changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;
∎	statutes or regulations could be amended or new ones could be adopted;
∎	changes could be adopted in the regulatory review process for submitted product applications;
∎

the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

∎	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
∎

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

∎

we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;

∎

we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;

∎	regulators may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;
∎	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
∎

patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

∎	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
∎

the FDA or comparable foreign regulatory authorities may disagree with our trial design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

∎	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
∎	the FDA or comparable foreign regulatory authorities may disagree with our intended indications;
∎

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

∎

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

∎	the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and
∎	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.

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

Patient enrollment is affected by other factors, including:

∎	availability and efficacy of approved therapies for the disease under investigation;
∎	patient eligibility criteria for the trial in question;

∎	risks that enrolled subjects will drop out before completion of the trial, including as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
∎	perceived risks and benefits of the product candidate under study;
∎	efforts to facilitate timely enrollment in clinical trials;
∎	patient referral practices of physicians;
∎	the ability to monitor patients adequately during and after treatment; and
∎	proximity and availability of clinical trial sites for prospective patients.

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

For our lead product candidate, ONCR-177, we commenced a clinical trial in June 2020, while other product candidates that may be generated from both our oHSV Platform and our synthetic viral platform are in preclinical development. We will be required to conduct additional clinical trials of ONCR-177 before we can submit a marketing application to the applicable regulatory authorities. Clinical development is expensive and can take many years to complete and its outcome is inherently uncertain. ONCR-177 may not perform as we expect in clinical trials, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect and may not ultimately prove to be safe and effective.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

∎	regulatory authorities may withdraw approvals of such product;
∎	regulatory authorities may require additional warnings on the label;
∎	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
∎	we could be sued and held liable for harm caused to patients; and
∎	our reputation may suffer.

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

We expect initially to develop our lead product candidate, ONCR-177. A key part of our strategy, however, is to pursue clinical development of additional product candidates, including product candidates based on our Synthetic Platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot provide assurance that we will be able to successfully advance any of these additional product candidates through the development process.

Even if we obtain approval from the FDA or comparable foreign regulatory authorities to market additional product candidates for the treatment of cancer, any such product candidates may not be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates our commercial opportunity may be limited and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

∎

complete IND-enabling preclinical studies or develop manufacturing processes and associated analytical methods that meet current good manufacturing practice, or cGMP, requirements in time to initiate clinical trials in the timeframes we announce;

∎	obtain sufficient clinical supply of our product candidates to support our anticipated or future clinical trials;
∎	initiate clinical trials within the timeframes we announce;
∎	enroll and maintain a sufficient number of subjects to complete any clinical trials; or
∎	analyze the data collected from any completed clinical trials in the timeframes we announce.

The actual timing of our development milestones could vary significantly compared to our estimates, in some cases for reasons beyond our control. If we are unable to achieve our goals within the timeframes we announce, the commercialization of our product candidates may be delayed and, as a result, the stock price of our common stock could fall and investors may lose all of their investment.

We are subject to multiple manufacturing risks, any of which could substantially increase our costs, limit supply of our product candidates and result in delays in our clinical trials.

The process of manufacturing viral immunotherapies, including our product candidates, is complex, time-consuming, highly regulated and subject to several risks, including:

∎

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

∎

the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors; and

∎

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

We have started the process of building out our Andover, Massachusetts manufacturing facility for the manufacture of our product candidates, which will be costly and time-consuming and may not ultimately be successful.

We have entered into a lease for an approximately 88,000 square foot facility located in Andover, Massachusetts to serve as an alternative or an addition to our reliance on CMOs, for the manufacture of our product candidates. We plan to renovate and retrofit this facility. Building a complex manufacturing facility is a difficult undertaking, with several risks related to execution and qualification, any of which could result in manufacturing failures and supply shortages. Furthermore, we will need to hire additional highly qualified personnel to manage our operations and develop the necessary infrastructure to continue the development, and eventual commercialization, if approved, of our product candidates. If we do not complete our Andover, Massachusetts facility in a timely manner, if it becomes inoperable, or if we fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Even if we are successful, our manufacturing capabilities could be affected by unforeseen cost overruns, unexpected delays, equipment failures, labor shortages, process failures, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

We also may encounter problems hiring and retaining the experienced technical, quality control, quality assurance and manufacturing personnel needed to operate our manufacturing processes and facilities, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

We may not be successful in managing our manufacturing facility or satisfying manufacturing-related regulatory requirements.

Operating our own manufacturing facility requires significant resources and management. We cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. We may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, manufacturing, technical or other qualified personnel. In addition, if we switch from our current CMOs to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical, analytical or clinical trials to bridge our modified product candidates to earlier versions. Failure to successfully renovate and operate our planned manufacturing facility could adversely affect the commercial viability of our product candidates.

In addition, the FDA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or other foreign regulatory authorities may require that we not distribute a product lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing processes could restrict our ability to meet market demand for our products.

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

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of our product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our product candidates are approved, they may:

∎	be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;
∎	contain significant safety warnings, including boxed warnings, contraindications, and precautions;
∎	not be approved with label statements necessary or desirable for successful commercialization; or
∎	contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products.

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

In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various negative results, including:

∎	restrictions on manufacturing, distribution, or marketing of such products;
∎	restrictions on the labeling, including required additional warnings, such as black boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;
∎	modifications to promotional pieces;
∎	issuance of corrective information;
∎	requirements to conduct post-marketing studies or other clinical trials;
∎	clinical holds or termination of clinical trials;
∎	requirements to establish or modify a REMS or similar strategy;
∎	changes to the way the product candidate is administered;
∎	liability for harm caused to patients or subjects;
∎	reputational harm;
∎	the product becoming less competitive;
∎	warning, untitled, or cyber letters;
∎	suspension of marketing or withdrawal of the products from the market;
∎	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;
∎	refusal to approve pending applications or supplements to approved applications that we submit;
∎	recalls of products;
∎	fines, restitution or disgorgement of profits or revenues;

∎	suspension or withdrawal of marketing approvals;
∎	refusal to permit the import or export of our products;
∎	product seizure or detention;
∎

FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

∎	injunctions or the imposition of civil or criminal penalties, including imprisonment.

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

We rely on a limited number of CMOs and have entered into an agreement with a third-party CMO to manufacture ONCR-177 and supply the Phase 1 clinical trial material, in compliance with applicable regulatory and quality standards. While we do not own or operate a manufacturing facility at this time, our team has in-house process development and manufacturing expertise and has internally developed a closed, serum-free manufacturing process. Our proprietary process is then used by third-party contract manufacturers we direct for production of batches of clinical material for us. Although we entered into a lease agreement in December 2020 for a manufacturing facility and intend to initiate further development of our in-house manufacturing capabilities in 2021, we intend to continue to rely on third-party contract manufacturers to implement our proprietary process to manufacture our clinical supply for the foreseeable future. Any replacement of a third-party contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate clinical supply that meets the necessary quality standards may delay our development or commercialization.

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

We may rely on additional third parties to manufacture ingredients of our product candidates in the future and to perform quality testing. Reliance on third-party contract manufacturers and service providers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

∎	reduced control for certain aspects of manufacturing activities;
∎	termination or nonrenewal of the applicable manufacturing and service agreements in a manner or at a time that is costly or damaging to us;

∎	the possible breach by our third-party manufacturers and service providers of our agreements with them;
∎	the failure of our third-party manufacturers and service providers to comply with applicable regulatory requirements;
∎

disruptions to the operations of our third-party manufacturers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider; and

∎	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

We cannot provide assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

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

Any future collaborations we might enter into may pose a number of risks, including the following:

∎	collaborators may not perform their obligations as expected;
∎

collaborators may not pursue development and commercialization of product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

∎

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

∎	collaborators could fail to make timely regulatory submissions for a product candidate;
∎

collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;

∎

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

∎

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

∎

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

∎

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

∎

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

∎	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

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

∎	launching commercial sales of such products, whether alone or in collaboration with others;
∎

receiving approved labels with claims that are necessary or desirable for successful marketing, and that do not contain safety or other limitations that would impede our ability to market such products;

∎	creating market demand for such products through marketing, sales and promotion activities;
∎	hiring, training, and deploying a sales force or contracting with third parties to commercialize such products in the United States;
∎	creating partnerships with, or offering licenses to, third parties to promote and sell such products in foreign markets where we receive marketing approval;
∎	manufacturing such products in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;
∎	establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

∎	maintaining patent and trade secret protection and regulatory exclusivity for such products;
∎	achieving market acceptance of such products by patients, the medical community, and third-party payors;
∎	achieving coverage and adequate reimbursement from third-party payors for such products;
∎	patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement from third-party payors;
∎	effectively competing with other therapies; and
∎	maintaining a continued acceptable safety profile of such products following launch.

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

In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize our product candidates, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, stock price and prospects. Factors that may inhibit our efforts to commercialize our product candidates include:

∎	the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
∎	the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing our product candidates;
∎	our inability to effectively oversee a geographically dispersed sales and marketing team;
∎	the costs associated with training personnel, including sales and marketing personnel, on compliance matters and monitoring their actions;
∎	an inability to secure coverage and adequate reimbursement by third-party payors, including government and private health plans;
∎	the unwillingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement from third-party payors;
∎	the clinical indications for which the products are approved and the claims that we may make for the products;
∎	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
∎	any distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities or to which we agree as part of a mandatory REMS or voluntary risk management plan;
∎	liability for our personnel, including sales or marketing personnel, who fail to comply with applicable law;
∎	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
∎	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any product for which we receive marketing approval will depend on a number of factors, including:

∎	the efficacy of our product both as a monotherapy and in combination with marketed checkpoint inhibitors;
∎	the commercial success of any checkpoint inhibitors with which our product may be co-administered;
∎	the prevalence and severity of adverse events associated with our product or those products with which it is co-administered;
∎	the clinical indications for which our product is approved and the approved claims that we may make with respect to the product;
∎

limitations or warnings contained in the FDA-approved labeling of the product or the labeling approved by comparable foreign regulatory authorities, including potential limitations or warnings for our product that may be more restrictive than other competitive products;

∎

changes in the standard of care for the targeted indications for our product, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;

∎	the relative convenience and ease of administration of our product and any products with which it is co-administered;
∎	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
∎	the availability of coverage and adequate reimbursement by third-party payors, such as private insurance companies and government healthcare programs, including Medicare and Medicaid;
∎	patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement from third-party payors;
∎	the price concessions required by third-party payors to obtain coverage and adequate reimbursement;
∎	the extent and strength of our marketing and distribution of our product;
∎	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
∎	distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to our product or to which we agree as part of a REMS or voluntary risk management plan;
∎	the timing of market introduction of our product, as well as competitive products;
∎	our ability to offer our product for sale at competitive prices;
∎	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
∎	the extent and strength of our third-party manufacturer and supplier support;
∎	the actions of companies that market any products with which our product is co-administered;
∎	the approval of other new products;
∎	adverse publicity about our product or any products with which it is co-administered, or favorable publicity about competitive products; and
∎	potential product liability claims.

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

For the core technology in our oHSV Platform and Synthetic Platform and ONCR-177 and our other product candidates, patent applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, or PCT, and national stages with, minimally, filings submitted to the U.S., European Patent Conventions, or EPC, and Japan. As of December 31, 2020, our patent portfolio consisted of 15 issued U.S. patents, 15 pending U.S. patent applications, 12 issued foreign patents and approximately 105 pending foreign applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or ONCR-177 or our other product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

We are a party to license agreements with entities including the University of Pittsburgh, Northwestern University, WuXi Biologics, Ospedale San Raffaele S.r.l. and Fondazione Telethon, and The Washington University, and we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current or future product candidates. These license agreements impose, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. For example, under our license agreement with the University of Pittsburgh, we are required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and must satisfy specified milestone and royalty payment obligations. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by the intellectual property under these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

∎	the scope of rights granted under the license agreement and other interpretation-related issues;
∎	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
∎	the sublicensing of patent and other rights under our collaborative development relationships;
∎	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
∎	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
∎	the priority of invention of patented technology.

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

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of those product candidates in other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

∎	the design or results of clinical trials;
∎	the likelihood of approval by the FDA or comparable foreign regulatory authorities;
∎	the potential market for the product candidate;
∎	the costs and complexities of manufacturing and delivering such product candidate to patients;
∎	the potential of competing products;
∎	the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
∎	industry and market conditions generally.

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

Risks Related to Government Regulation

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

∎

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

∎

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

∎

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

∎

The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year.

∎

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

∎

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

For example, the ACA was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the United States pharmaceutical industry. Since its enactment, there have been executive, judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case. The United States Supreme Court heard oral argument in this case on November 10, 2020, and is expected to issue a decision sometime this year. Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear when the United States Supreme Court will rule on this case or how such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, the CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Any new laws or regulations that result in additional reductions in Medicare and other healthcare funding could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

We cannot predict what healthcare reform initiatives may be adopted in the future, particularly in light of the new presidential administration. However, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our biopharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from commercializing our products and being able to generate revenue, and we could be prevented from or significantly delayed in achieving profitability. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We may be subject to or affected by evolving federal, state and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal and state health information privacy laws, state data breach notification laws, and federal and state consumer protection laws, such as Section 5 of the Federal Trade Commission Act, govern the collection, use, disclosure and protection of health information and other personal information could apply to our operations. These laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended HITECH, and its implementing rules and regulations. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Foreign data protection laws, including European Union, or EU, Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR introduced more stringent data protection requirements on the collection, use, and processing of personal data from EU data subjects. Companies that violate the GDPR can face private litigation, restrictions on data processing, as well as fines up to the greater of €20 million or 4% of annual global revenue. The GDPR, which is wide-ranging in scope, imposes several requirements relating to control over personal data by individuals to whom personal data relates, the information that an organization must provide to individuals, the documentation an organization must maintain, the security and confidentiality of personal data, data breach notification, and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, or EEA, to the United States.

Such transfers typically were facilitated by the E.U.-U.S. Privacy Shield or through the use of Standard Contractual Clauses, or SCCs. The European Court of Justice, however, recently invalidated the use of the E.U.-U.S. Privacy Shield in a decision known as Schrems II. Alternative data transfer mechanisms, including the use of SCCs may still be available while the authorities interpret the decisions and scope of the invalidated Privacy Shield and the alternative permitted data transfer mechanisms. The SCCs, though approved by the European Commission as a suitable alternative, have faced challenges in European courts (including being called into question in Schrems II), and may be further challenged, suspended or invalidated. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs, so such developments may require us to implement costly substitutions for data transfers we undertake, or prevent such transfers entirely. If we are unable to efficiently process personal data from the European Union, or such transfers are prevented entirely, our business operations could be negatively impacted.

Further, the exit of the United Kingdom, or UK, from the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, while the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the UK, aspects of data protection in the UK, such as the transfer of data from the EEA to the UK, remain uncertain. In particular, with the expiry of the transition period on December 31, 2020, companies must comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, including, for example, around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the UK privacy laws in connection with any measures we take to comply with them.

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

Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

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

As of December 31, 2020, we had 56 employees, including 43 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

∎	identifying, recruiting, integrating, maintaining and motivating additional employees;
∎

managing our internal development efforts effectively, including the clinical, FDA and comparable foreign regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

∎	improving our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. The services of independent organizations, advisors and consultants may not be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of ONCR-177 and our other product candidates or otherwise advance our business. We cannot provide assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize ONCR-177 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Public health crises such as pandemics, including the COVID-19 pandemic, or similar outbreaks could materially and adversely affect our business, including the conduct of preclinical studies and clinical trials, and our manufacturing efforts.

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

As a result of the COVID-19 pandemic, or similar pandemics, and related governmental orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies, clinical trials, business, financial condition and results of operations. Potential disruptions might include but are not limited to:

∎	delays or difficulties in enrolling patients in our clinical trials;
∎	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
∎	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
∎

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

∎

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

∎	delays or disruptions in preclinical experiments and studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors;
∎	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;
∎

interruption of, or delays in receiving, supplies of our product candidates from third-party providers due to staffing or material shortages, production slowdowns or stoppages and disruptions in delivery systems;

∎

limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions;

∎

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and

∎

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect our preclinical activities, clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States, business closures or business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

We depend on our information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality, availability and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors consultants, vendors, and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, or intentional or accidental actions or omissions to act by persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of lost or stolen devices, security incidents, and data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business, our reputation and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. Moreover, if a computer security breach affects our systems or results in the unauthorized access to or unauthorized use, disclosure, release or other unauthorized processing of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal, state, and foreign privacy and security laws, if applicable, including HIPAA, as amended HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission, state data breach notification laws, and the GDPR. We would also be exposed to a risk of loss, governmental investigations or enforcement, or litigation and potential liability, any of which could materially adversely affect our business, results of operations and financial condition.

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

The use of our product candidates in clinical trials, and the sale of any product for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials, including liability relating to the actions and negligence of our investigators, and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

∎	loss of revenue from decreased demand for our products and/or product candidates;
∎	impairment of our business reputation or financial stability;
∎	costs of related litigation;
∎	substantial monetary awards to patients or other claimants;
∎	diversion of management attention;
∎	withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
∎	the inability to commercialize our product candidates;
∎	significant negative media attention;
∎	decreases in our stock price;
∎	initiation of investigations and enforcement actions by regulators; and
∎	product recalls, withdrawals or labeling, marketing or promotional restrictions, including withdrawal of marketing approval.

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

We have generated significant NOL carryforwards and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. As of December 31, 2020, we had federal and state NOL carryforwards of $102.0 million and $100.4 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years prior to 2018 will expire if not utilized beginning in 2035. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of U.S. federal NOLs generated in tax years beginning after December 31, 2020 is limited. As of December 31, 2020, we also had federal and state R&D credit carryforwards of $3.3 million and $1.5 million, respectively. Our federal R&D credit carryforwards begin to expire in 2035 and our state R&D credit carryforwards begin to expire in 2030. These R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Risks Related to Ownership of Our Common Stock

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

∎	variations in the level of expense related to the ongoing development of our product candidates, preclinical development programs and our oHSV Platform and synthetic viral platform;
∎	results of preclinical studies and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or future collaborators or licensing partners;
∎

our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

∎	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
∎	additions and departures of key personnel;
∎	strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
∎	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates; and
∎	regulatory developments affecting our product candidates.

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

The market price of our common stock has been and is likely to continue to be volatile and fluctuate substantially.

Our stock price has been highly volatile since our IPO and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the impact of the COVID-19 pandemic. The market price for our common stock may be influenced by many factors, including:

∎	results from, and any delays in, our clinical trial for ONCR-177, our preclinical studies and any other future clinical development programs, including any delays related to the COVID-19 pandemic;
∎	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
∎	commencement or termination of collaboration, licensing or similar arrangements for our development programs;
∎	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
∎	failure or discontinuation of any of our development programs;
∎	results of clinical trials of product candidates of our competitors;
∎	developments or setbacks related to drugs that are co-administered with any of our product candidates, such as checkpoint inhibitors;
∎	regulatory or legal developments in the United States and other countries;
∎	developments or disputes concerning patent applications, issued patents or other proprietary rights;
∎	the recruitment or departure of key personnel;
∎	the level of expenses related to the development of ONCR-177 and any other product candidate we may develop;
∎	variations in our financial results or those of companies that are perceived to be similar to us;
∎	announcements or expectations of additional financing efforts by us;
∎	sales of our common stock by us, our insiders or other stockholders;
∎	expiration of market stand-off or lock-up agreements;
∎	recommendations and changes in estimates or recommendations by securities analysts, if any, that cover our stock;
∎	changes in the structure of healthcare payment systems;
∎	market conditions in the pharmaceutical and biotechnology sectors;
∎	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
∎	investors’ general perception of us and our business.

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

Concentration of ownership of our shares of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 31, 2020, but after giving effect to the shares issued in the Follow-on Offering, our directors, executive officers and holders of at least 5% of our outstanding common stock, including their respective affiliated persons and entities, together beneficially own a majority of our outstanding common stock. As a result, if this group were to act together, they would be able to control the outcome of matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our existing stockholders sell, or indicate an intention to sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

We have approximately 25.6 million shares of common stock outstanding. Of these shares, approximately 4.5 million shares of common stock are freely tradable, 15.8 million shares of common stock will be available for sale in the public market on March 31, 2021 following the expiration of lock-up agreements entered into by our stockholders in connection with the IPO, and 5.3 million shares of common stock will be available for sale in the public market on May 18, 2021 following the expiration of lock-up agreements entered into by our stockholders in connection with the Follow-on Offering. The representatives of the underwriters for the IPO and Follow-on Offering may release stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of restrictions in the lock-up agreements, could cause the market price of our common stock to fall or make it more difficult to sell shares.

In addition, as of December 31, 2020, approximately 5.3 million shares of common stock were either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants that will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements described above and applicable securities laws. We have registered under the Securities Act all of these shares that were able to be issued under our equity incentive plans as of December 31, 2020. In addition, on January 1, 2021, a further 1,130,896 shares of our common stock were reserved for future issuance pursuant to the 2020 Plan in accordance with the terms of the 2020 Plan and we intend to file an additional registration statement on Form S-8 to register these shares under the Securities Act. Once any of the foregoing shares are registered under the Securities Act, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of the additional shares of common stock described above are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Furthermore, the holders of approximately 15.0 million shares of our common stock, or their permitted transferees, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this report. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

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

We cannot provide assurance that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act and must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Provisions in our corporate charter and bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws and provisions of Delaware law may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which investors might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

∎	establish a classified board of directors such that not all members of the board are elected at one time;
∎	allow the authorized number of our directors to be changed only by resolution of our board of directors;
∎	limit the manner in which stockholders can remove directors from the board;
∎	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
∎	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
∎	prohibit our stockholders from calling a special meeting of our stockholders;
∎

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

∎	require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in stockholders’ best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

∎	any derivative action or proceeding brought on our behalf;
∎	any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
∎

any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws;

∎	any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; and
∎	any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine.

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

General Risk Factors

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock is and will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who currently cover our business downgrade their evaluations of our business, or in the event we obtain additional coverage and one or more of the new analysts issues an adverse evaluation of our business, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located in Cambridge, Massachusetts, where we lease office space. We lease approximately 17,800 square feet of office and laboratory space under a lease that terminates in January 2024.

In December 2020, we entered into a lease agreement for approximately 88,000 square feet of manufacturing and office space in Andover, Massachusetts in an effort to support our advancing pipeline of product candidates. Initial site buildout is anticipated to be completed by the end of 2021 and we expect the facility to be fully operational by 2023.

The lease for our manufacturing facility contains a free rent period for each of two portions of the leased space. The term of the lease will continue for 15 years from the date the monthly rent for the second portion commences, or until approximately December 31, 2036, unless earlier terminated in accordance with the terms of the lease. Our total lease commitment is expected to be approximately $72.0 million over the 15-year term. We have two options to extend the term of the lease for the entire premises for a period of 10 years each.

We believe that suitable additional or substitute space will be available as needed to accommodate any future expansion of operations.

Item 3. Legal Proceedings.

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “ONCR”. Trading of our common stock commenced on October 6, 2020, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Record Holders

As of March 1, 2021, there were approximately 67 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds from IPO

On October 1, 2020, our Registration Statement on Form S-1, as amended (File No. 333-248757) was declared effective in connection with the IPO of our common stock, pursuant to which we registered an aggregate of 6,670,000 shares of our common stock, of which we sold 6,557,991 shares, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The offering closed on October 6, 2020, and, as a result, we received net proceeds of $88.3 million (after deducting underwriters’ discounts and commissions of $6.9 million and additional offering related costs of $3.2 million).

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

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b‑2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with Part I, Item 1, “Business” and Item 8, ‘Financial Statements and Supplementary Data.”  For information on risks and uncertainties related to our business that may make past performance not indicative of future results or cause actual results to differ materially from any forward-looking statements, see “Special Note Regarding Forward-Looking Statements,” and Part I, Item 1A, ‘Risk Factors.”

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Overview - A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

Results of Operations - An analysis of our financial results comparing the year ended December 31, 2020 to the year ended December 31, 2019.

Liquidity and Capital Resources - An analysis of changes in our consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies and those that require us to make subjective estimates and judgments.

Overview

We are a clinical stage biopharmaceutical company focused on developing next-generation viral immunotherapies to transform outcomes for cancer patients. Using our two distinct proprietary platforms, we are developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells and deliver transgenes to stimulate multiple arms of the immune system against tumors. Our lead product candidate, ONCR-177, is an intratumorally administered viral immunotherapy based on our oncolytic HSV-1 platform, referred to as our oHSV Platform, which leverages the Herpes Simplex Virus-1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. Utilizing this proprietary platform, we are engineering our product candidates, such as ONCR-177, to carry greater numbers of immunostimulatory transgenes than viral immunotherapies that are either currently approved or in clinical development. These transgenes are designed to drive strong systemic anti-tumor immunity to elicit tumor responses at injected and distant non-injected tumor sites, or abscopal activity. In addition, viruses from our oHSV Platform maintain full viral replication competency in tumors and are designed to be selectively attenuated in normal tissues. We believe this unique combination of features allows us to break the safety versus potency trade-off that has generally limited the viral immunotherapy field to date. In June 2020, we initiated a Phase 1 clinical trial of ONCR-177 in several different tumor types. We are also developing a broad pipeline of product candidates that leverages our second platform, which we refer to as our Synthetic Platform, to enable repeat intravenous administration of viral immunotherapies in order to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons, such as cancers of the lung.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing a clinical trial and manufacturing scale-up activities. We do not have any products approved for sale and have not generated any revenue from product sales.

We have funded our operations primarily through the sale and issuance of Series A redeemable convertible preferred stock, or Series A, Series A-1 redeemable convertible preferred stock, or Series A-1, Series B redeemable convertible preferred stock, or Series B, an initial public offering, or IPO, of our common stock and a follow-on public offering, or the Follow-on Offering, of our common stock in February 2021.  In 2019, we conducted a Series B financing, with the funding occurring in two tranches. We closed the first tranche of the Series B financing in August 2019 and November 2019, raising $53.8 million of gross proceeds. In September 2020, we achieved the clinical development milestones that triggered the second and final tranche of the Series B financing, and as a result we received an additional $35.8 million of gross proceeds. In October 2020, we completed our IPO, in which we issued an aggregate of 6,557,191 shares of common stock for aggregate net proceeds of $88.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $3.2 million. Our shares of common stock began trading on the Nasdaq Global Market under the ticker symbol “ONCR” on October 2, 2020. Upon closing of our IPO, all outstanding shares of Series A-1 and Series B converted into an aggregate of 14,951,554 shares of common stock.  In February 2021, we completed a Follow-on Offering, in which we issued 3,000,000 shares of common stock for aggregate estimated net proceeds of approximately $53.0 million, after deducting underwriting discounts and commissions and offering expenses.

From inception through December 31, 2020, we have raised an aggregate of $249.3 million of gross proceeds through the issuance of redeemable convertible preferred stock and the sale of our common stock in the IPO.

On September 25, 2020, we effected a 1-for-12.0874 reverse stock split of our issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for the outstanding shares of Series A-1 and Series B. Accordingly, all share and per share amounts for all periods presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split on a retroactive basis.

Since inception, we have incurred significant operating losses. Our net losses were $48.3 million and $30.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $129.8 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As of December 31, 2020, we had cash and cash equivalents of $130.3 million. In February 2021, we completed a Follow-on Offering, in which we received aggregate net proceeds of $53.0 million. We believe that our existing cash and cash equivalents, along with the proceeds from our Follow-on Offering, will enable us to fund our operating expenses and capital expenditure requirements into late 2023.

Impact of COVID-19 Pandemic on Our Business

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

Components of Operating Results

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical and clinical studies under our research programs, which include:

∎	employee-related expenses, including salaries, benefits and stock-based compensation expense for our research and development personnel;
∎	costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;
∎	costs of manufacturing drug product and drug supply related to our current or future product candidates;
∎	costs of conducting preclinical studies and clinical trials of our product candidates;
∎	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;

∎	costs of maintaining our laboratory, including purchasing laboratory supplies and non-capital equipment used in our preclinical studies;
∎	costs related to compliance with clinical regulatory requirements;
∎	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and
∎	fees for maintaining licenses and other amounts due under our third-party licensing agreements.

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if they are approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

∎	the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;
∎	establishing an appropriate safety profile;
∎	successful enrollment in and completion of clinical trials;
∎	whether our product candidates show safety and efficacy in our clinical trials;
∎	receipt of marketing approvals from applicable regulatory authorities;
∎	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
∎	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
∎	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
∎	continued acceptable safety profile of the products following any regulatory approval.

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

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, business development, operations and administrative roles. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, accounting fees, recruiting costs and costs for consultants who we utilize to supplement our personnel, insurance costs, travel costs, facility and office-related costs not included in research and development expenses and depreciation and amortization.

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

Other Income (Expense)

Other income (expense) primarily includes changes in fair value of the Series B tranche rights and interest income, net.

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

Interest income primarily consists of interest income from our cash and cash equivalents.

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$27,153	$24,047	$3,106	13%
General and administrative	10,000	7,119	2,881	40
Total operating expenses	37,153	31,166	5,987	19
Loss from operations	(37,153)	(31,166)	(5,987)	19
Total other income (expense), net	(11,146)	462	(11,608)	(2,513)
Net loss	$(48,299)	$(30,704)	$(17,595)	57%

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	YEAR ENDED DECEMBER 31,
	2020	2019	CHANGE
	(in thousands)
Direct external expenses by program:
ONCR-177	$8,562	$9,371	$(809)
Platform development, early-stage research and unallocated expenses:
Employee compensation and related	8,892	5,991	2,901
External research, development and consulting	3,813	2,680	1,133
Laboratory supplies	2,977	2,850	127
Facility-related	1,388	1,322	66
Other expenses	1,521	1,833	(312)
Total research and development	$27,153	$24,047	$3,106

Research and development expenses increased from $24.0 million for the year ended December 31, 2019 to $27.2 million for the year ended December 31, 2020. The increase of $3.1 million, or 13%, was primarily the result of:

∎

a $0.8 million decrease in direct external expenses of ONCR-177, as 2019 included IND-enabling costs, including preclinical studies and external support costs which did not recur in 2020. Manufacturing costs in 2020 also decreased compared to 2019 related to the timing of the production of drug product and drug supply.  Offsetting this decrease was an increase in clinical costs related to the Phase 1 clinical trial of ONCR-177, which began in 2020;

∎

a $2.9 million increase in employee compensation costs, including salaries, bonus and employee benefits, due to increased headcount in 2020 as compared to 2019. Employee compensation costs also increased due to higher stock compensation expense from increased stock option grants to existing and new employees at higher share prices in 2020 compared to 2019;

∎

a $1.1 million increase in external research, development and consulting that was primarily attributable to costs incurred from the increased activities related to our synthetic platform and consulting costs related to planning for our manufacturing facility;

∎	a $0.1 million increase in laboratory supply costs resulting from increased headcount and activity related to drug discovery; and
∎

a $0.3 million decrease in other expenses due to a license payment made in 2019 that did not recur in 2020 as well as reduced travel and related expenses due to the COVID-19 pandemic.  These decreases were partially offset by increased depreciation expense for new equipment.

General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2020	2019	CHANGE
	(in thousands)
Employee compensation and related	$3,899	$2,084	$1,815
Professional service and consultant fees	4,600	3,508	1,092
Facility-related	459	430	29
Other expenses	1,042	1,097	(55)
Total general and administrative expenses	$10,000	$7,119	$2,881

General and administrative expenses increased from $7.1 million for the year ended December 31, 2019 to $10.0 million for the year ended December 31, 2020. The increase of $2.9 million, or 40%, was primarily the result of:

∎

a $1.8 million increase in employee compensation costs including salaries, bonus and employee benefits, due to increased headcount in 2020 as compared to 2019. Employee compensation costs also increased due to higher stock compensation expense from increased stock option grants to existing and new employees at higher share prices in 2020 compared to 2019; and

∎

a $1.1 million increase in professional service and consultant fees primarily related to increased corporate legal fees associated with our growth and increased legal intellectual property activity as we incurred fees to broaden our intellectual property portfolio, increased consultant costs incurred to support our growth, and increased insurance costs. These increases were partially offset by decreases in legal and audit costs related to the IPO, which were expensed in 2019 due to the timing of the offering.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2020 decreased by $11.6 million compared to the year ended December 31, 2019 due to a loss of $11.3 million in 2020 related to the increase in the fair value of the Series B tranche rights liability that was recorded through the settlement date. The significant increase in the fair value of the Series B tranche liability was due to reaching the second tranche clinical milestones and the increased fair value of the underlying Series B at the date of settlement. A decrease in interest income from 2019 to 2020, primarily due to lower returns on invested cash, also contributed to the overall decrease.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2020, we funded our operations with gross proceeds of $249.3 million from sales of our redeemable convertible preferred stock and the sale of common stock in the IPO. As of December 31, 2020, our cash and cash equivalents totaled $130.3 million. In 2019, we conducted a Series B financing with the funding occurring in two tranches. We closed the first tranche of the Series B financing in August 2019 and November 2019, raising a total of $53.8 million of gross proceeds. The second and final tranche of the Series B financing provided for an additional $35.8 million of gross proceeds, which we received in September 2020 upon the achievement of certain clinical development milestones for our primary product candidate, ONCR-177. In October 2020, we completed the IPO, which provided aggregate net proceeds of $88.3 million.  In February 2021, we completed the Follow-on Offering, which provided approximately $53.0 million of estimated net proceeds.

Cash Flows

	YEAR ENDED DECEMBER 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(36,807)	$(27,204)
Investing activities	(1,056)	(977)
Financing activities	125,759	53,388
Net increase in cash and cash equivalents	$87,896	$25,207

Operating Activities

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net cash used in operating activities for the year ended December 31, 2020 was $36.8 million and was primarily related to our net loss for the period of $48.3 million, partially offset by non-cash activity consisting of an $11.3 million increase in the fair value of the Series B tranche rights liability, stock-based compensation expense of $1.7 million, and depreciation and amortization of $1.4 million. Cash used in operations was increased by a $2.9 million cash outflow from changes in operating assets and liabilities. This outflow was driven by an increase in prepaid expenses and other current assets of $2.5 million primarily related to the prepayment of insurance and a $0.9 million net decrease in the operating lease liability and associated right-of-use asset related to lease payments. These cash outflows were offset by cash inflows related to a $0.3 million increase in accounts payable that was a result of increased activity in 2020 compared to 2019 as well as the timing of invoicing and payments and a $0.2 million increase in accrued expenses and other current liabilities which was primarily due to an increase in accrued compensation costs.

Net cash used in operating activities for the year ended December 31, 2019 was $27.2 million and was primarily related to our net loss for the period of $30.7 million, partially offset by non-cash charges consisting of depreciation and amortization of $1.1 million and stock-based compensation expenses of $0.7 million. Cash used in operations was offset by a $1.7 million cash inflow from changes in operating assets and liabilities.  The cash inflow was driven by a decrease in prepaid expenses and other current assets of $0.2 million.  This decrease was a result of decreased payments to vendors in advance of services in 2019 compared to 2018.  Also adding to the inflow was a $1.9 million increase in accrued expenses and other current liabilities due to overall expense growth and the timing of invoicing as well as an increase in accrued compensation related to increased headcount. These inflows were partially offset by a cash outflow related to a $0.4 million decrease in deferred rent due to the timing of payments in comparison to the rent expense, which is being recorded on a straight-line basis.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $1.1 million and $1.0 million, respectively, and consisted of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $125.8 million and $53.4 million, respectively. We closed the first tranche of the Series B financing in 2019, raising $53.8 million of gross proceeds. In 2020, we achieved the clinical development milestones that triggered the second and final tranche of the Series B financing, and as a result we received an additional $35.8 million of gross proceeds. In 2020, we completed the IPO, which provided net proceeds of $89.8 million. This amount of net proceeds from the IPO excludes $1.5 million of legal and accounting costs that were expensed in 2019 and subsequently paid, due to the delayed timing of the IPO.  Taking into account these previously expensed amounts, we received $88.3 million of aggregate net proceeds from the IPO.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, initiate clinical trials, build out our manufacturing facility and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. Furthermore, as a result of our IPO, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents along with the proceeds from our Follow-on Offering will enable us to fund our operating expenses and capital expenditure requirements into late 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

∎	the costs of conducting preclinical studies and clinical trials;
∎	the costs of manufacturing;
∎	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;
∎	the costs, timing, and outcome of regulatory review of our product candidates;
∎	our ability to establish and maintain collaborations on favorable terms, if at all;
∎	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;
∎

the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

∎	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
∎	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
∎	our headcount growth and associated costs as we expand our business operations and research and development activities; and
∎	the costs of operating as a public company.

Our existing cash and cash equivalents will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of common stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Critical Accounting Policies and Significant Judgments and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our consolidated financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced. We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense.

In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid balance accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value of the award on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight-line method over the requisite service period. For performance-based awards that are awarded, we apply the graded-vesting method to the awards once the achievement of the performance conditions is considered to be probable.

We classify equity-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect equity-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain employees.

Determination of the Fair Value of Equity-Based Awards

Prior to the IPO, because there was no public market for our common stock as a private company, our board of directors determined the fair value of common stock by considering a number of objective and subjective factors, including having contemporaneous and retrospective valuations of our equity performed by a third-party valuation specialist, valuations of comparable peer public companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of our common stock, and general and industry-specific economic outlook. Following our IPO, the closing sale price per share of our common stock as reported on The Nasdaq Global Market on the date of grant is used to determine the fair value of our share-based awards.

We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Due to the lack of an extended trading history of our common stock and a lack of company-specific historical and implied volatility data, we base the estimate of expected stock price volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

We determine the fair value of restricted common stock awards based on the fair value of our common stock on the date of grant.

Series B Preferred Stock Tranche Rights

The tranche rights included in the terms of the Series B met the definition of a freestanding financial instrument, as the tranche rights were legally detachable and separately exercisable from the Series B. The tranche rights were initially recorded at fair value as a liability on our consolidated balance sheet and were subsequently re-measured at fair value each reporting period and at settlement with changes in the fair value recognized as a component of other income (expense). Changes in the fair value of the Series B tranche rights were recognized until the tranche obligations were settled in full in September 2020.

While outstanding, the estimated fair value of the tranche rights were determined using a probability-weighted present value model that considered the probability of triggering the tranche rights through achievement of the product development milestones specified in the stock purchase agreement. We converted the future values to present value using a discount rate that we believed to be appropriate for probability-adjusted cash flows. The estimates were based, in part, on subjective assumptions. Changes to these assumptions could have had a significant impact on the fair value of the tranche rights.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

The following table summarizes our significant contractual obligations by period presented according to the payment due date at December 31, 2020 (in thousands):

AS OF DECEMBER 31, 2020	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease obligations (1)	$78,867	$2,148	$11,206	$8,557	$56,956
Total	$78,867	$2,148	$11,206	$8,557	$56,956

(1)	Represents future minimum repayments under our non-cancelable operating leases for office and laboratory space.

On December 29, 2020, we entered into a lease agreement, or the Lease, for approximately 33,518 square feet, or the Pod 4 Portion, and approximately 54,666 square feet, or the Pod 5 Portion, of a manufacturing facility located in Andover, Massachusetts. The Lease contains a free rent period for each of the Pod 4 Portion and the Pod 5 Portion. The term of the Lease will continue for 15 years from the date the monthly rent for the Pod 5 Portion commences, or approximately December 31, 2036, unless earlier terminated in accordance with the terms of the Lease. We have two options to extend the term of the Lease for the entire premises for a period of 10 years each, with rent during the extended term being based on the then-prevailing market rental rate.

Under the Lease, the monthly rent payments for the Pod 4 Portion are expected to commence on October 1, 2021, reflecting an approximately nine-month rent-free period following the execution of the Lease. We have a right to occupy the Pod 4 Portion prior to the Pod 4 rent commencement date, subject to the completion of tenant improvements, and would be responsible for proportional base rent payments, utilities, and our proportionate share of operating costs and taxes attributable to the Pod 4 Portion, provided that such payments of base rent for the occupancy of the Pod 4 Portion would commence no earlier than July 1, 2021 in any event. Beginning on the Pod 4 rent commencement date, we will be obligated to make monthly base rent payments, which will initially be approximately $0.1 million and will increase to approximately $0.2 million during the initial term of the Lease. The monthly rent payments for the Pod 5 Portion are expected to commence on January 1, 2022, reflecting an approximately one-year rent-free period following the execution of the Lease. Beginning on the Pod 5 rent commencement date, we will be obligated to make monthly base rent payments, which will initially be approximately $0.2 million and will increase to approximately $0.3 million during the initial term of the Lease. We were also required to provide the landlord with a $2.9 million letter of credit as support for our obligations under the Lease. The total lease commitment under this Lease is expected to be approximately $72.0 million over the 15-year term.

We enter into agreements in the normal course of business with vendors for preclinical and clinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts do not contain any minimum purchase commitments and are cancelable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

In addition, we have entered into license and royalty agreements for intellectual property with certain parties. Such arrangements require ongoing payments, including payments upon achieving certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements are expensed as incurred and are recorded as research and development expenses. We paid amounts under such agreements at the time of execution and pay annual fees. Upon the dosing of the first patient in our Phase 1 clinical trial for ONCR-177, certain payments came due. We have not included the annual license fee payments in the table of contractual obligations above because the license agreements are cancelable by us and therefore, we believe that our non-cancelable obligations under these agreements are not material. We have not included potential royalties or milestone obligations in the table above because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

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

As an EGC, we may also take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

∎	we are presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report;
∎	we will avail ourselves of the exemption from providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
∎

we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;

∎	we will provide reduced disclosure about our executive compensation arrangements; and
∎	we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

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

We are also a ‘‘smaller reporting company,’’ meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as of the date of our initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company until (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Recent Accounting Pronouncements

Other than as disclosed in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we do not expect that any recently issued accounting standards will have a material impact on our financial statements or will otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 or 2019.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	97
Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019	98
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and December 31, 2019	99
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and December 31, 2019	100
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019	101
Notes to Consolidated Financial Statements	102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oncorus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncorus, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 10, 2021

ONCORUS, INC.

Consolidated Balance Sheets

(in thousands, except for par value data)

	DECEMBER 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$130,305	$45,286
Prepaid expenses and other current assets	3,086	615
Total current assets	133,391	45,901
Property and equipment, net	4,173	4,475
Right-of-use asset	41,372	—
Restricted cash	2,877	—
Other assets	450	450
Total assets	$182,263	$50,826
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,245	$942
Accrued expenses	3,738	3,521
Deferred rent	—	467
Lease liability - current portion	993	—
Other current liabilities	8	8
Total current liabilities	5,984	4,938
Series B tranche rights (Note 6)	—	1,876
Deferred rent, net of current portion	—	1,677
Lease liability, net of current portion	41,615	—
Total liabilities	47,599	8,491
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
Series A-1 redeemable convertible preferred stock, $0.0001 par value: authorized — no shares and 76,500 shares as of December 31, 2020 and 2019, respectively; issued and outstanding — no shares and 76,500 shares as of December 31, 2020 and 2019, respectively	—	63,494
Series B redeemable convertible preferred stock, $0.0001 par value: authorized — no shares and 104,225 shares as of December 31, 2020 and 2019, respectively; issued and outstanding — no shares and 62,535 shares as of December 31, 2020 and 2019, respectively	—	53,138
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; authorized — 10,000 shares and no shares at December 31, 2020 and 2019, respectively; issued and outstanding — no shares at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares and 227,000 shares at December 31, 2020 and 2019, respectively; issued and outstanding — 22,599 and 989 shares at December 31, 2020 and 2019, respectively	2	—
Additional paid-in capital	264,487	—
Accumulated deficit	(129,825)	(74,297)
Total stockholders’ equity (deficit)	134,664	(74,297)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$182,263	$50,826

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2020	2019
Operating expenses:
Research and development	$27,153	$24,047
General and administrative	10,000	7,119
Total operating expenses	37,153	31,166
Loss from operations	(37,153)	(31,166)
Other income (expense):
Change in fair value of Series B tranche rights	(11,256)	—
Other expense	(33)	(47)
Interest income	143	509
Total other income (expense), net	(11,146)	462
Net loss and comprehensive loss	$(48,299)	$(30,704)
Accretion of discount and dividends on redeemable convertible preferred stock	(8,527)	(4,287)
Net loss attributable to common stockholders	$(56,826)	$(34,991)
Net loss per share attributable to common stockholders—basic and diluted	$(9.35)	$(37.42)
Weighted-average number of common shares outstanding—basic and diluted	6,080	935

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2018	76,499,992	$60,893	—	$—	881,376	$—	$906	$(40,983)	$(40,077)
Issuance of Series B preferred stock	—	—	62,535,183	51,452	—	—	—	—	—
Series A-1 and Series B preferred stock dividends and accretion	—	2,601	—	1,686	—	—	(1,677)	(2,610)	(4,287)
Stock-based compensation expense	—	—	—	—	—	—	711	—	711
Vesting of restricted common stock	—	—	—	—	71,312	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	36,012	—	60	—	60
Net loss	—	—	—	—	—	—	—	(30,704)	(30,704)
Balance at December 31, 2019	76,499,992	63,494	62,535,183	53,138	988,700	—	—	(74,297)	(74,297)
Issuance of Series B preferred stock	—	—	41,690,117	35,824	—	—	—	—	—
Series A-1 and Series B preferred stock dividends and accretion	—	4,830	—	3,696	—	—	(1,298)	(7,229)	(8,527)
Settlement of Series B tranche rights	—	—	—	13,132	—	—			—
Conversion of redeemable convertible preferred stock into common stock	(76,499,992)	(68,324)	(104,225,300)	(105,790)	14,951,554	1	174,113		174,114
Issuance of common stock in initial public offering, net of $8,569 in offering costs	—	—			6,557,991	1	89,800		89,801
Stock-based compensation expense	—	—	—	—	—	—	1,738	—	1,738
Vesting of restricted common stock	—	—	—	—	24,368	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	76,435	—	134	—	134
Net loss	—	—	—	—	—	—	—	(48,299)	(48,299)
Balance at December 31, 2020	—	$—	—	$—	22,599,048	$2	$264,487	$(129,825)	$134,664

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2020	2019
Operating activities:
Net loss	$(48,299)	$(30,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,373	1,071
Stock-based compensation	1,738	711
Loss on disposal of fixed assets	4	47
Change in fair value of Series B tranche rights	11,256	—
Changes in:
Prepaid expenses and other current assets	(2,471)	212
Operating lease right-of-use asset	487	—
Accounts payable	284	(33)
Accrued expenses and other current liabilities	217	1,915
Deferred rent	—	(423)
Operating lease liability	(1,396)	—
Net cash used in operating activities	(36,807)	(27,204)
Investing activities
Purchase of property and equipment	(1,056)	(977)
Net cash used in investing activities	(1,056)	(977)
Financing activities
Proceeds from exercise of options to purchase common stock	134	60
Proceeds from issuance of Series B preferred stock and tranche liability	35,824	53,328
Proceeds from issuance of common stock, net of issuance costs	89,801	—
Net cash provided by financing activities	125,759	53,388
Increase in cash and cash equivalents	87,896	25,207
Cash, cash equivalents, and restricted cash at beginning of period	45,286	20,079
Cash, cash equivalents, and restricted cash at end of period	$133,182	$45,286
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$19	$316
Accretion of discount and dividends on preferred stock	$8,527	$4,287
Assets acquired under operating leases	$39,052	$—
Settlement of Series B tranche rights	$13,132	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Notes to Consolidated Financial Statements

1. Nature of the Business and Liquidity

Oncorus, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on developing next-generation viral immunotherapies to transform outcomes for cancer patients. Using its two platforms, the Company is developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells.

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, acquiring and developing the Company’s technology, establishing the Company’s intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing a clinical trial and manufacturing scale-up activities. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

On September 25, 2020, the Company effected a 1-for-12.0874 reverse stock split of its issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for the outstanding shares of Series A-1 redeemable convertible preferred stock (“Series A-1”), and the Series B redeemable convertible preferred stock (“Series B”). Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split on a retroactive basis.

On October 6, 2020, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 5,800,000 shares of its common stock at a public offering price of $15.00 per share. On October 14, 2020, the Company sold an additional 757,991 shares of common stock at a public offering price of $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The total gross proceeds from the IPO were $98.4 million and the Company raised approximately $88.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Upon the initial closing of the IPO, all of the then outstanding shares of redeemable convertible preferred stock automatically converted into 14,951,554 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the initial closing of the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company filed an amended and restated certificate of incorporation pursuant to which it is authorized to issue up to 100,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

In February 2021, the Company completed a follow-on offering public offering of its common stock in which it sold 3,000,000 shares at an offering price of $19.00 per share, resulting in net proceeds of approximately $53.0 million, after deducting underwriting discounts and commissions and estimated offering expenses (See Note 15).

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company evaluated its future cash needs and believes that with its current cash and cash equivalents on hand at December 31, 2020, and the net proceeds from its follow-on offering in February 2021, it has sufficient cash and cash equivalents to sustain operations for at least the next twelve months following the filing of this Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the FASB.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Oncorus Securities Corporation. All intercompany transactions have been eliminated in consolidation. The Company has one operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, the estimated fair value of the Company’s common stock and share-based awards utilized for stock-based compensation purposes, the Company’s Series B tranche rights (see Note 6), accrued expenses, determination of an incremental borrowing rate for any identified leases for which an implicit discount rate is not easily determinable, and amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company has all of its cash at one financial institution that management believes to be of high credit quality, in amounts that exceed federally insured limits. Cash equivalents consist of money market funds that invest primarily in U.S. government-backed securities and treasuries.

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

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including compensation-related expenses for research and development personnel, including stock-based compensation expense, preclinical and clinical activities, costs of manufacturing, overhead expenses including facilities and laboratory expenses, materials and supplies, amounts paid to consultants and outside service providers, and depreciation and amortization.

Upfront and annual license payments related to acquired technologies or technology licenses which have not yet reached technological feasibility and have no alternative future use are also included in research and development expense for the period in which they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in executive, finance and accounting, business development, operations and administrative functions. General and administrative expenses also include fees for legal, consulting, accounting and audit services as well as insurance, outside service providers, direct and allocated facility and office-related costs and depreciation and amortization.

Interest Income on Investments

Interest income is separately presented on the consolidated statements of operations and comprehensive loss and consists of interest on cash and cash equivalents.

Cash and Cash Equivalents

The primary objectives for the Company’s investment portfolio are the preservation of capital and maintenance of liquidity. The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government-backed securities and treasuries. Cash equivalents are stated at cost, which is substantially equivalent to fair value.

Property and Equipment, Net

Property and equipment are recorded at cost. Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Property and equipment are depreciated as follows:

ASSET TYPE	ESTIMATED USEFUL LIFE
Computer equipment and software	3-5 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in loss from operations as a component of other income (expense).

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review were to be performed to evaluate a long-lived asset for recoverability, the Company would compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized if estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Restricted cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with an operating lease. As of December 31, 2020, restricted cash consisted of $2.9 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's consolidated balance sheets.

The Company includes its restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	DECEMBER 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$130,305	$45,286
Restricted cash	2,877	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$133,182	$45,286

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

The Company’s Series B tranche rights are classified within Level 3 of the fair value hierarchy because they were valued using significant inputs not observable in the market. The valuation of tranche rights used assumptions the Company believed would be made by a market participant. The Company assessed these estimates, through settlement of the rights, on an on-going basis as additional data impacting the assumptions was obtained. Refer to Note 6 for additional information regarding the valuation of the Series B tranche rights.

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

Operating Leases

As discussed further in “Recently Issued Accounting Pronouncements” below, during the year ended December 31, 2020, the Company early adopted ASC Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach. Comparative prior period information continues to be accounted for under the accounting standards in effect for the period presented. Accordingly, the Company has included its lease policies and disclosures for the year ended December 31, 2020 and the policies applicable for the year ended December 31, 2019 are also described below.

Lease Policies for the year ended December 31, 2020

All leases existing as of January 1, 2020 and entered into thereafter are accounted for under ASC 842. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset. The Company determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by a lessee.

At the lease commencement date, a lease liability is recognized based on the present value of the lease payments not yet paid, discounted using the discount rate for the lease at lease commencement. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. As the Company's leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the lease term and economic environment at the lease commencement date. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. With limited exceptions, the nature of the Company's facility leases is such that there are not economic or other conditions that would indicate that it is reasonably certain at lease commencement that the Company will exercise options to extend the term.

The Company determines if its lease obligations are operating or finance leases at the lease commencement date and considers whether the lease grants an option to purchase the underlying asset that it is reasonably certain to exercise, the remaining economic life of the underlying asset, the present value of the sum of the remaining lease payments and any residual value guaranteed, and the nature of the asset.

The initial measurement of the lease liability is determined based on the future lease payments, which may include lease payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. The Company’s contracts typically do not have variable payments based on index or rate. The Company’s contracts that include a lease component generally include additional services that are transferred to the lessee (e.g., common-area maintenance services), which are non-lease components. Contracts typically also include other costs and fees that do not provide a separate service to the lessee, such as costs paid by the lessee to reimburse the lessor for administrative costs or payment for the lessor’s costs for property taxes, insurance related to the leased asset, and other lessor costs. The Company elected the practical expedient to account for the lease and its associated nonlease components as a single lease component for its real estate leases, including the office, lab, and its manufacturing space.

At the lease commencement date, the Company recognizes a right of use (“ROU”) asset representing its right to use the underlying asset over the lease term. If significant events, changes in circumstances, or other events indicate that the lease term has changed, the

Company would reassess lease classification, remeasure the lease liability by using revised inputs as of the reassessment date, and adjust the right-of-use asset. These reassessment events are typically related to the exercise of optional renewals or significant new investments in leasehold improvements. The costs of services and costs related to reimbursements of the lessor’s cost are generally variable rent obligations, which are excluded from the future lease payments included in the lease liability. For leases with a term of one year or less, or short-term leases, the Company has elected to not recognize the lease liability for these arrangements and the lease payments are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

The total expense for operating lease liabilities is recognized on a straight-line basis over the lease term, beginning on the lease commencement date. The Company classifies the lease costs within operating expenses consistent with the classification policies for all other operating costs.

Lease Policies for the year ended December 31, 2019

The Company records rent expense for its operating lease, which has escalating rent over the term of the lease, on a straight-line basis over the initial effective lease term. The Company begins recognition of rent expense on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation for its intended use. Some of the Company’s facility leases provide for concessions by the landlords, including payments for leasehold improvements considered tenant assets, free rent periods, and other lease inducements. The Company reflects these concessions as deferred rent as of December 31, 2019. The Company accounts for the difference between rent expense and rent paid as deferred rent.

Patent Costs

The Company expenses patent costs as incurred and records such costs within general and administrative expenses.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For all periods presented, net loss is the same as comprehensive loss as there are no comprehensive income items.

Classification and Measurement of Series A-1 and Series B Redeemable Convertible Preferred Stock

Prior to the IPO, the Company classified its Series A-1 and Series B outside of permanent equity because the shares of Series A-1 and Series B contained certain redemption features that resulted in the Series A-1 and Series B being redeemable (i) at the option of the holder or (ii) upon the occurrence of events that were not solely within the control of the Company. As a result of these redemption provisions, the Series A-1 and Series B were recorded outside of permanent equity and were subject to subsequent measurement under the guidance provided under ASC 480-10-S99. While the Series A-1 and Series B were not currently redeemable, the Series A-1 and Series B were probable of becoming redeemable, and the Company elected to recognize changes in the redemption amount over the period from the date of issuance to the earliest possible redemption date. Changes in the redemption amount were recognized as a deemed dividend and presented as a reduction to income attributable to common stockholders.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by analyzing carryback capacity in periods with taxable income, reversal of existing taxable temporary differences and estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture. Generally, the Company issues stock options and restricted stock awards with only service-based vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.  For performance-based awards that are awarded, the Company applies the graded-vesting method to the awards once achievement of the performance conditions is considered probable.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common stock, expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Prior to the IPO, because there was no public market for the Company’s common stock as a private company, the Company’s board of directors determined the fair value of common stock by considering a number of objective and subjective factors, including having contemporaneous and retrospective valuations of the Company’s equity performed by a third-party valuation specialist, valuations of comparable peer public companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock, and general and industry-specific economic outlook. Following the IPO, the closing sale price per share of the Company’s common stock as reported on The Nasdaq Global Market on the date of grant is used to determine the fair value exercise price per share of share-based awards to purchase common stock. As there was no public market for its common stock prior to October 2, 2020, which was the first day of trading, the Company estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

Net Loss Per Share

Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. Prior to the IPO, the Company’s Series A-1 and Series B contained participating rights in any dividend paid by the Company and were therefore participating securities. Net loss attributable to common stockholders and participating securities is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. However, the participating securities did not include a contractual obligation to share in the losses of the Company and were not included in the calculation of net loss per share in the periods that had a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted earnings per share in periods in which they have an anti-dilutive effect on net loss per share.

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the years presented herein because common stock equivalent shares from the Series A-1, Series B, restricted stock, stock option awards and outstanding warrants to purchase common stock (see Notes 8 and 13) were anti-dilutive.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. During 2019, the Company incurred $1.5 million of deferred offering costs related to the IPO. These offering costs were expensed at December 31, 2019 due to the expected timing of the IPO.

Subsequent Events

The Company considers events or transactions that occur after the consolidated balance sheet date but prior to the date the consolidated financial statements are issued for potential recognition or disclosure in the consolidated financial statements. The Company has completed an evaluation of all subsequent events after the audited consolidated balance sheet date of December 31, 2020 through the date the consolidated financial statements were issued, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2020 and events which occurred subsequently but were not recognized in the consolidated financial statements. Refer to Note 15 for disclosure of material subsequent events.

Recently Issued Accounting Pronouncements

During the quarter ended December 31, 2020 the Company early adopted ASC 842 using the revised modified retrospective approach. The revised modified retrospective approach recognizes the effects of initially applying the new leases standard as a cumulative effect adjustment to retained earnings as of the transition date. Under this election, the provisions of ASC 840 apply to the accounting and disclosures for lease arrangements in the comparative periods in the Company's financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, in which the Company need not reassess (i) the historical lease classification, (ii) whether any expired or existing contract is or contains a lease, or (iii) the initial direct costs for any existing leases.

Upon the initial application of ASC 842 on January 1, 2020, or the transition date, lease liabilities were measured by using the remaining minimum rental payments under ASC 840. The Company’s ASC 840 minimum rental payments exclude executory costs and rental payments that depend on an index or rate are calculated based on the rate in effect at the transition date. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the transition date. In addition to recognizing the lease liability, the Company recognized a corresponding lease right of use (“ROU”) asset. The ROU asset is initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives and deferred rent. As of the transition date, the Company’s leases consisted of only operating leases and upon recognition of the lease liability and ROU asset, there was no adjustment to accumulated deficit. The adoption of ASC 842 resulted in the recognition of lease liabilities of $5.0 million (recorded as $1.0 million in short-term lease liabilities and $4.0 million in long-term lease liabilities) and $2.8 million of lease ROU assets as of January 1, 2020. Upon adoption of ASC 842, the Company had lease obligations associated with deferred rent and tenant improvement allowances, totaling $2.1 million, that were reclassified to the lease ROU asset. The adoption of ASC 842 did not materially impact the consolidated statements of operations and comprehensive loss or consolidated statements of cash flows. Additional disclosures related to lease liabilities is included in Note 11.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2020
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$126,056	$—	$—	$126,056
	$126,056	$—	$—	$126,056

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2019
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$38,430	$—	$—	$38,430
	$38,430	$—	$—	$38,430
Liabilities:
Series B tranche rights	$—	$—	$1,876	$1,876
	$—	$—	$1,876	$1,876

Information regarding the valuation method and significant assumptions used in valuing the Series B tranche rights is included in Note 6.

4. Property and Equipment

Property and equipment, net as of December 31, 2020 and 2019 consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Laboratory equipment	$3,767	$3,144
Computer equipment and software	221	114
Furniture and fixtures	306	313
Leasehold improvements	4,098	3,427
Fixed assets not yet placed in service	—	328
	8,392	7,326
Less accumulated depreciation	(4,219)	(2,851)
Total property and equipment, net	$4,173	$4,475

Depreciation expense was $1.4 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, which is included within operating expenses in the consolidated statement of operations and comprehensive loss.

5. Accrued Expenses

At December 31, 2020 and 2019, accrued expenses consisted of the following (in thousands):

	AS OF DECEMBER 31,
	2020	2019
Accrued research and development costs	$1,369	$1,614
Accrued compensation	1,661	961
Accrued professional fees	568	564
Miscellaneous accrued expenses	140	382
Total accrued expenses	$3,738	$3,521

6. Series B Tranche Rights

Included in the terms of the purchase agreement for the Series B (“Series B Purchase Agreement”) were Series B Tranche Rights granted to the purchasers of the Series B.

The Series B Tranche Rights provided the holders with the right to purchase additional shares of Series B, in a second tranche, upon either the achievement by the Company of certain clinical development milestones for the Company’s primary clinical candidate, as set forth in the Series B Purchase Agreement, or upon the election of certain holders of the Series B prior to August 5, 2021. In the second tranche, the Company had the ability to sell up to 41,690,117 shares of Series B at $0.8597 per share. The Company reached the clinical development milestones set forth in the Series B Purchase Agreement in September 2020 and the Company sold 41,690,117 shares of Series B at $0.8597 per share, resulting in total gross proceeds to the Company of $35.8 million.

At the time of issuance, the Series B Tranche Rights met the definition of a freestanding financial instrument, as the Series B Tranche Rights were both legally detachable and separately exercisable from the Series B. In addition, the Company determined at the time of issuance that the Series B Tranche Rights met the definition of a liability because the Series B Tranche Rights (i) embodied an obligation to repurchase the Company’s equity shares and (ii) may have required the Company to settle the obligation by transferring assets. As a result, upon issuance, the respective Series B Tranche Rights were initially recorded at fair value and were subsequently re-measured at the end of each reporting period until settlement. Changes in the fair value were recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss.

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

The Company remeasured the fair value of the tranche rights for a final time at the date of settlement on September 17, 2020. As the clinical development milestones triggering the tranche closing were achieved, the fair value of the tranche rights at settlement was derived based on the implied intrinsic value of the Series B on the day of the second tranche closing event. The fair value of the Series B at settlement was $1.18 per share and was based on the probability of the conversion of the Series B upon an IPO and the expected value of the shares, on a converted basis, in an IPO. The increase in the probability of the achievement of the milestone, as well as the increase in the fair value of the Series B, resulted in an increase of $11.3 million in the fair value of the Series B Tranche Rights during the year ended December 31, 2020 which was recognized as a loss in the consolidated statement of operations and comprehensive loss. The balance of the Series B Tranche Rights of $13.1 million was reclassified at settlement to increase the Series B carrying value on the consolidated balance sheet.

A rollforward of the Series B Tranche Rights liability for the years ended December 31, 2020 and 2019 is as follows (in thousands):

SERIES B TRANCHE RIGHTS
Balance at December 31, 2018	$—
Issuance of Series B tranche rights liability	1,876
Balance at December 31, 2019	1,876
Change in fair value	11,256
Settlement of Series B tranche rights liability	(13,132)
Balance at December 31, 2020	$—

7. Redeemable Convertible Preferred Stock

Prior to the closing of the IPO, the Company had 180,725,292 shares of preferred stock, par value $0.0001 per share, in authorized capital, which consisted of 76,499,992 authorized, issued and outstanding shares of Series A-1 and 104,225,300 authorized, issued and outstanding shares of Series B.

Upon the IPO closing, all of the outstanding shares of Series A-1 and Series B automatically converted into an aggregate of 14,951,554 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO and as of December 31, 2020, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company changed its authorized capital to include 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share.

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

In September 2020, the Company achieved the second tranche milestones which related to the clinical development of its lead product candidate, ONCR-177. Upon achievement of the milestones, the Series B investors became obligated to purchase additional shares of Series B in a second tranche closing and the Company issued an aggregate of 41,690,117 shares of Series B at $0.8597 per share, for gross proceeds to the Company of $35.8 million. Upon closing of the second tranche, the Company considered whether there was any potential beneficial conversion feature, concluding that there was not, as the effective conversion price of the Series B was in excess of the fair value of the Company’s common stock.

The following is a description of the rights and privileges of the Series B and A-1 prior to their conversion to common stock upon the IPO in October 2020:

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the affairs of the Company or Deemed Liquidation Event (as defined below), each holder of a share of Series B was entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Series A-1 and common stock, an amount equal to $0.8597 per share, plus any accrued but unpaid dividends. After payment of the full liquidation preference to the holders of Series B, each holder of a share of Series A-1 was entitled to receive, in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock, an amount equal to an issuance price of $0.80 per share, plus any accrued but unpaid dividends. If upon such liquidation event, the assets of the Company available for distribution were insufficient to permit payment in full to the holders of the Series B, the proceeds were to be ratably distributed among the holders of Series B. If the assets of the Company available for distribution were sufficient to pay the Series B holders in full, but insufficient to permit payment in full to the holders of Series A-1, the remaining proceeds were to be ratably distributed among the holders of Series A-1. Any remaining proceeds after full payment to the holders of Series B and Series A-1 were available to the holders of Series B, Series A-1 and common stock to share proportionately on an as-converted basis.

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

Redemption

Upon the demand of the holders of at least 68% of the then outstanding shares of Series B, including certain identified Series B holders, but not prior to August 5, 2026, the Company was obligated to redeem from each holder of Series B and Series A-1 on an equal basis, in three annual installments, the then outstanding shares of Series B and A-1 at an amount equal to the greater of (a) the Series B and A-1 at their original issue prices of $0.8597 and $0.80 per share, respectively, plus any declared but unpaid dividends or (b) the then fair market value of the Series B and Series A-1 on the date of receipt of the redemption request. This redemption feature resulted in the Series B and Series A-1 being redeemable at the option of the holder (based on the passage of time). As a result, the Series B and Series A-1 were recorded outside of permanent equity and subject to subsequent measurement under the guidance provided under ASC 480-10-S99. While the Series B and Series A-1 were not then currently redeemable, the Series B and Series A-1 were probable of becoming redeemable, and the Company elected to recognize changes in the redemption amount over the period from the date of issuance to the earliest possible redemption date of the Series B and Series A-1. Changes in the redemption amount were recognized as a deemed dividend and presented as a reduction to income attributable to common stockholders.

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

All outstanding shares of Series B and Series A-1 were automatically convertible into common stock, based upon either: (i) the vote or written consent of holders of at least 68% of the Series B outstanding at that time, including certain identified Series B holders, or (ii) the closing of a firm commitment, underwritten initial public offering, in which the aggregate proceeds to the Company were at least $50.0 million, and having a valuation of the Company, immediately prior to the initial public offering, of at least $200.0 million.

Pay to Play Requirement

All Series B holders were subject to a pay-to-play clause according to which non-participating investors in the second tranche described above would have been required to convert all their Series B to common stock at a conversion ratio of one share of common stock for every 10 shares of Series B.

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

Holders of the Series A-1 were entitled to dividends at an annual rate of $0.064 per share. Prior to the issuance of the Series B, Series A-1 dividends were payable only when, as, and if declared by the Board of Directors, and the Company was under no obligation to pay any dividends. Upon the issuance of Series B, the Series A-1 dividend terms were modified such that the Series A-1 dividends became cumulative and began accruing from the dates of original issuance of the Series A-1. Dividends were first payable to the Series B holders and, thereafter, to the holders of Series A-1 in the same manner as in the case of Series B (i.e., accrued dividends not yet paid or a payment formula tied to dividends paid on other classes of stock). That is, upon declaring a dividend to common stock, the holders of the Series B and Series A-1 had a right to receive (i) any unpaid cumulative dividends or (ii) dividends that functioned on an “as-if” converted basis, with the Series B holders having had a dividend preference over the holders of Series A-1 in the order of payout.

No dividends were paid to the holders of Series B or Series A-1 prior to the conversion of the redeemable convertible preferred stock into common stock in connection with the IPO.

8. Common Stock

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

Upon the closing of the IPO, the Company changed its authorized capital stock to include 100,000,000 shares designated as common stock with a par value of $0.0001 per share.

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vest over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. A summary of non-vested restricted stock during the year ended December 31, 2020 is as follows:

	AMOUNT	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Balance at December 31, 2019	41,602	$1.57
Repurchases	—	—
Issuances	—	—
Vested	(24,368)	1.57
Balance at December 31, 2020	17,234	$1.57

Common Stock Warrants

The Company has issued common stock warrants that allow for the holders to purchase an aggregate of 71,544 shares of common stock at $1.21 per share. As of December 31, 2020, all of the common stock warrants were fully exercisable. The common stock warrants expire in 2031.

Reserved Shares

The Company has reserved shares of common stock for the conversion or exercise of the following securities:

	DECEMBER 31, 2020	DECEMBER 31, 2019
Conversion of Series A-1	—	6,328,894
Conversion of Series B	—	5,173,569
Exercise of common stock warrants	71,544	71,544
Exercise of options to purchase common stock	2,790,746	1,991,066
Vesting of restricted stock	17,234	41,602
Shares available for issuance under the 2016 and 2020 Plans	2,123,440	201,224
Total	5,002,964	13,807,899

9. Equity Incentive Plan

The Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) on March 31, 2016. The Plan, as amended, provided for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock awards to employees, directors and non-employees. On September 23, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which superseded the 2016 Plan and became effective upon the execution of the underwriting agreement related to the IPO. The 2020 Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), cash awards, performance awards and stock bonus awards.

All option awards under the 2016 Plan and 2020 Plan were and are granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Option awards generally vest over three to four years. Certain option awards provide for accelerated vesting if there is a change in control as defined in the Plan.

Under the 2020 Plan, 2,800,000 shares of common stock, plus any reserved shares not issued or subject to outstanding grants under the 2016 Plan on the effective date of the 2020 Plan, are reserved for issuance pursuant to awards granted under the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1 of each fiscal year starting on January 1, 2021 and ending on January 1, 2030, by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a number as may be determined by the board of directors.

At December 31, 2020, there were 2,123,440 shares of common stock available for grant under the 2020 Plan. On January 1, 2021, the plan automatically increased by 1,130,896 shares of common stock.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the execution of the underwriting agreement related to the IPO. The Company has initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of each fiscal year starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a less number of shares for such increase. In December 2020, the board of directors determined that there would be no automatic increase in the number of shares of common stock reserved under the ESPP on January 1, 2021.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions for the years ended December 31, 2020 and 2019 as noted in the following table:

	YEARS ENDED DECEMBER 31,
	2020	2019
Expected volatility	78.7%-86.3%	77.0%-78.7%
Expected dividends	0.0%	0.0%
Expected term (in years)	6.1-10	6.1-10
Risk-free rate	0.4%-1.2%	1.4%-2.4%

Total stock-based compensation (including both stock option awards and restricted stock) was as follows:

	YEARS ENDED DECEMBER 31,
	2020	2019
	(in thousands)
General and administrative	$964	$361
Research and development	774	350
Total stock-based compensation	$1,738	$711

Total stock-based compensation by award type was as follows:

	YEARS ENDED DECEMBER 31,
	2020	2019
	(in thousands)
Restricted stock	$33	$116
Stock options	1,705	595
Total stock-based compensation	$1,738	$711

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock having an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. The total fair value of the award was $2.2 million.  This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each representing 33% of the total grant) that will each vest four years from the date of grant and each are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. As of December 31, 2020, the Company determined that the requisite service period of the award is four years and recorded $0.05 million of expense.  Accelerated vesting was not considered to be probable at December 31, 2020.

A summary of option activity is presented below:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2019	1,991,066	$3.41
Granted	888,371	$18.12
Exercised	(78,080)	$1.83
Canceled, expired or forfeited	(10,611)	$3.70
Outstanding at December 31, 2020	2,790,746	$8.13	8.6	$67,528
Vested and expected to vest at December 31, 2020	2,790,746	$8.13	8.6	$67,528
Exercisable at December 31, 2020	926,141	$2.85	7.7	$27,298

The weighted average grant date fair value of options granted to employees, directors and non-employee consultants during the years ended December 31, 2020 and 2019 was $12.88 and $3.26, respectively. The total intrinsic value of options exercised was $0.9 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. Total unrecognized compensation expense related to stock options amounted to $13.5 million at December 31, 2020 and is expected to be incurred over a weighted-average period of 3.6 years.

The total fair value of restricted shares vested during the years ended December 31, 2020 and 2019 was $0.03 million and $0.1 million, respectively.

10. Income Taxes

Total (benefit from) provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Current income tax expense	$—	$—
Deferred income tax benefit	10,994	9,944
Valuation allowance for deferred tax assets	(10,994)	(9,944)
Deferred income tax expense, net	—	—
Total (benefit from) provision for income taxes	$—	$—

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	DECEMBER 31,
	2020	2019
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	4.6	6.1
Permanent differences	(5.6)	(0.3)
Research and development credit benefit	2.8	5.1
Change in valuation allowance	(22.8)	(31.9)
Effective income tax rate	— %	— %

The Company had a net loss for 2020 and 2019 and no income tax benefit has been recorded due to the full valuation allowance. The components of the Company’s deferred taxes at December 31, 2020 and 2019 are as follows (in thousands):

	DECEMBER 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards (federal and state)	$27,761	$18,070
Tax credits (federal and state)	4,507	3,129
Accrued expenses and other liabilities	—	156
Capitalized research and development expenditures	835	835
Accrued landlord incentive	—	430
Stock based compensation	133	88
Lease liabilities	11,640	—
Total deferred tax assets	44,876	22,708
Valuation allowance	(33,194)	(22,201)
Net deferred income tax assets	11,682	507
Deferred tax liabilities:
Fixed assets	(379)	(507)
Right-of-use assets	(11,303)	—
Net deferred tax liabilities	(11,682)	(507)
Net deferred income taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets for each period presented. Management evaluates the positive and negative evidence at each reporting period. The valuation allowance was $33.2 million as of December 31, 2020 and $22.2 million as of December 31, 2019. The increase in the valuation allowance of approximately $11.0 million in 2020 was primarily a result of operating losses generated with no corresponding financial statement benefit.

As of December 31, 2020, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of $102.0 million, of which $18.1 million will begin to expire in 2035, and approximately $83.9 million can be carried forward indefinitely. The Company also has $100.4 million of state net operating losses which expire at various dates through 2040. As of December 31, 2020, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $3.3 million and $1.5 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or research and development tax credit carryforwards before utilization. Further, until a study is completed, and any limitation is known, no adjustments have been reflected in the deferred tax asset for NOLs.

For the year ended December 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company had no unrecognized tax benefits or related interest and penalties for the years ended December 31, 2020 and 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from the year of formation to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

The Company set up a Massachusetts securities corporation in 2019. The securities corporation is taxed on its investment income at the rate of 1.32%. The securities corporation was not material to the 2020 tax provision.

11. Leases

The Company’s lease obligations as of December 31, 2020 include an operating lease for its corporate headquarters in Cambridge, Massachusetts, with a seven-year term that expires in January 2024 and includes an optional extension. Rental payments related to the lease commenced in January 2017. In connection with this lease, the Company received cash incentives from the landlord to be used for the construction of leasehold improvements within the facility. The Company received $2.7 million of such incentives, which were recorded as deferred rent in the consolidated balance sheet as of December 31, 2019. The deferred rent, which was being amortized over the lease term, was included as a reduction to the ROU asset upon adoption of ASC 842, as described in Note 2.

On December 29, 2020, the Company entered into a lease agreement for approximately 33,518 square feet (the “Pod 4 Portion”), and approximately 54,666 square feet (the “Pod 5 Portion”), of a manufacturing facility located in Andover, Massachusetts. The lease contains a free rent period for each of the Pod 4 Portion and the Pod 5 Portion. The term of the lease will continue for 15 years from the date the monthly rent for the Pod 5 Portion commences, or approximately until December 31, 2036, unless earlier terminated in accordance with the terms of the lease. The Company has two options to extend the term of the lease for the entire premises for a period of 10 years each, with rent during the extended term being based on the then-prevailing market rental rate. Under the lease, the monthly rent payments for the Pod 4 Portion are expected to commence on October 1, 2021, reflecting an approximately nine-month rent-free period following the execution of the lease. The Company has a right to occupy the Pod 4 Portion prior to the Pod 4 rent commencement date, subject to the completion of tenant improvements, and would be responsible for proportional base rent payments, utilities, and the Company’s proportionate share of operating costs and taxes attributable to the Pod 4 Portion, provided that such payments of base rent for the occupancy of the Pod 4 Portion would commence no earlier than July 1, 2021 in any event. Beginning on the Pod 4 rent commencement date, the Company will be obligated to make monthly base rent payments, which will initially be approximately $0.1 million and will increase to approximately $0.2 million during the initial term of the lease. The monthly rent payments for the Pod 5 Portion are expected to commence on January 1, 2022, reflecting an approximately one-year rent-free period following the execution of the lease. Beginning on the Pod 5 rent commencement date, the Company will be obligated to make monthly base rent payments, which will initially be approximately $0.2 million and will increase to approximately $0.3 million during the initial term of the lease. The total lease commitment is expected to be approximately $72.0 million over the 15-year term. The Company also agreed to provide the landlord with a $2.9 million letter of credit as support for its obligations under the lease. The lease provides a lease incentive related to leasehold improvements of approximately $13.2 million. As construction related to leasehold improvements is performed over the life of the lease, the right-of-use asset and lease liability will be adjusted on a prospective basis to reflect any payments relating to the lease incentive. As of December 31, 2020, the leased premises were available for the Company’s use and therefore the lease commenced. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

During the years ended December 31, 2020 and 2019, the Company recognized total rent expense of $1.0 million and $1.0 million, respectively, related to office and lab space under the leases. The amount of variable rent expense and rent for short-term leases for these periods was $0.6 million and $0.5 million, respectively.

Other supplemental information related to leases was as follows as of December 31, 2020:

(in thousands)	Year Ended, December 31, 2020
Weighted average remaining lease term	14.5 years
Weighted average discount rate	8.5%
Cash paid for amounts included in the measurement of lease liabilities	$1,924

The ROU assets obtained in exchange for lease obligations in the year ended December 31, 2020 were $39.1 million.

Maturities of operating lease liabilities were as follows as of December 31, 2020 (in thousands):

Year	Amount
2021	$2,148
2022	5,520
2023	5,686
2024	4,240
2025	4,317
Thereafter	56,956
Total lease payments	78,867
Less imputed interest	(36,259)
Total lease liabilities	$42,608

Current portion	993
Long-term portion	41,615

12. Commitments and Contingencies

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

WuXi Biologics Ireland Limited

In July 2019, the Company entered into a license agreement with an entity for the use of certain patents and technology. Under the terms of the license, the Company agreed to an initial license payment of $0.3 million and is required to pay milestone payments for the first product developed, as well as additional products, in addition to royalties on net product revenue. For the first product developed, the Company is required to pay up to $8.0 million in certain clinical milestone payments. For the first three products developed, the Company is also required to pay up to $27.0 million in commercial milestone payments for each product that achieves specified net sales levels along with product approvals in several countries. The Company also agreed to pay tiered royalties on net sales of licensed products ranging in the low-single digits. The obligation to pay royalties under the license agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiry of the last valid claim of the licensed patents that cover such licensed product in such country.

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

13. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	YEARS ENDED DECEMBER 31,
	2020	2019
Series A-1	—	6,328,894
Series B	—	5,173,569
Outstanding stock options	2,790,746	1,991,066
Restricted stock	17,234	41,602
Common stock warrants	71,544	71,544
Total	2,879,524	13,606,675

14. Retirement Plan

The Company has a tax-qualified employee savings and retirement plan under Section 401(k) of the Code, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions. The Company did not make any matching contributions in 2019 or 2020.

15. Subsequent Events

On February 17, 2021, the Company completed a follow-on public offering in which it sold 3,000,000 shares of common stock at an offering price of $19.00 per share, resulting in net proceeds of approximately $53.0 million, after deducting underwriting discounts and commissions and estimated offering costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the sections of the 2021 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Information about our Executive Officers” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the sections of the 2021 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the sections of the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections of the 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to the sections of the 2021 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements. The response to this portion of Item 15 is set forth under Part II, Item 8 above.
(a)(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(a)(3)	Exhibits

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39575	3.1	October 6, 2020

3.2	Amended and Restated Bylaws.	8-K	001-39575	3.2	October 6, 2020

4.1	Third Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of August 5, 2019, as amended November 18, 2019.	S-1	333-248757	4.1	September 11, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-248757	4.2	September 28, 2020

4.3	Form of Common Stock Warrant Agreement.	S-1	333-248757	4.3	September 11, 2020

4.4*	Description of Registrant’s Securities.

10.1	Form of Indemnification Agreement between the registrant and its directors and officers	S-1	333-248757	10.1	September 11, 2020

10.2+	2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.2	September 11, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.3	September 11, 2020

10.4+	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for the 2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.4	September 11, 2020

10.5+	2020 Equity Incentive Plan.	S-1/A	333-248757	10.5	September 28, 2020

10.6+	Form of Stock Option Grant Notice and Option Agreement for the 2020 Equity Incentive Plan.	S-1/A	333-248757	10.6	September 28, 2020

10.7+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.	S-8	333-249425	4.9	October 9, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-1/A	333-248757	10.7	September 28, 2020

10.9+	Amended and Restated Employment Agreement by and between the registrant and Mitchell Finer, dated as of August 8, 2018, as amended November 14, 2018 and April 6, 2020.	S-1	333-248757	10.11	September 11, 2020

10.10+	Amended and Restated Employment Agreement by and between the registrant and Theodore (Ted) Ashburn, M.D., PhD., dated as of October 6, 2020.	S-1/A	333-248757	10.20	September 28, 2020

10.11+	Employment Agreement by and between the registrant and Christophe Quéva, dated as of October 6, 2020.	S-1/A	333-248757	10.22	September 28, 2020

10.12+	Employment Agreement by and between the registrant and Steve Harbin, dated as of December 7, 2020	S-1	333-252896	10.12	February 9, 2021

10.13†	License Agreement by and between the registrant, Ospedale San Raffaele S.r.l. and Fondazione Telethon, dated as of December 22, 2015, as amended June 30, 2017	S-1	333-248757	10.12	September 11, 2020

10.14†	Exclusive License Agreement by and between the registrant and the University of Pittsburgh, dated as of March 23, 2016, as amended June 30, 2016, November 4, 2016 and October 29, 2019.	S-1	333-248757	10.13	September 11, 2020

10.15†	Biomaterials License Agreement by and between the registrant and the University of Pittsburgh, dated as of September 28, 2016.	S-1	333-248757	10.14	September 11, 2020

10.16†	Non-Exclusive License Agreement by and between the registrant and The Washington University, dated as of July 7, 2016.	S-1	333-248757	10.15	September 11, 2020

10.17†	License Agreement by and between the registrant and Northwestern University, dated as of December 11, 2018, amended as of September 26, 2019.	S-1	333-248757	10.16	September 11, 2020

10.18†	License Agreement by and between the registrant and WuXi Biologics Ireland Limited, dated as of July 25, 2019.	S-1	333-248757	10.17	September 11, 2020

10.19†	Royalty Transfer Agreement by and among the registrant, MPM Foundation and UBS Foundation, dated as of March 31, 2016.	S-1	333-248757	10.18	September 11, 2020

10.20	Hampshire Street Lease by and between the registrant and BMR-Hampshire LLC, dated as of May 10, 2016, as amended November 17, 2016.	S-1	333-248757	10.19	September 11, 2020

10.21	Lease Agreement by and between IQHQ-4 Corporate, LLC and the Company, dated as of December 29, 2020.	S-1	333-252896	10.21	February 9, 2021

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^

This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCORUS, INC.

Date: March 10, 2021	By:	/s/ Theodore (Ted) Ashburn
Name: Theodore (Ted) Ashburn, M.D., PhD.
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore (Ted) Ashburn, M.D., PhD. and John McCabe, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Theodore (Ted) Ashburn Theodore (Ted) Ashburn, M.D., PhD.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2021

/s/ John McCabe John McCabe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2021

/s/ Mitchell Finer Mitchell Finer, Ph.D.	Director	March 10, 2021

/s/ Scott Canute Scott Canute	Director	March 10, 2021

/s/ Luke Evnin Luke Evnin, Ph.D.	Director	March 10, 2021

/s/ Mary Kay Fenton Mary Kay Fenton	Director	March 10, 2021

/s/ Robert Kirkman Robert Kirkman, M.D.	Director	March 10, 2021

/s/ Briggs Morrison Briggs Morrison, M.D.	Director	March 10, 2021

/s/ Spencer Nam Spencer Nam	Director	March 10, 2021

/s/ Cameron Wheeler Cameron Wheeler, Ph.D.	Director	March 10, 2021