Form 10-Q
period 2021-03-31
Oncorus, Inc.
filed 2021-05-04
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 25,626,139 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•

the impact of the COVID-19 pandemic on our business and operations, results of operations and financial performance, including impacts on initiation, patient enrollment, development and operation of our preclinical studies and clinical trials and manufacturing efforts;

•

the initiation, timing, progress and expected results of our preclinical studies, clinical trials and our research and development programs, including our ongoing Phase 1 clinical trial and the timing of initiation for future clinical trials for our lead product candidate, ONCR-177;

•

our success in identifying and developing future potential candidates from our oncolytic HSV-1 platform, or oHSV Platform, and our synthetic viral RNA immunotherapy platform, or Synthetic vRNA Immunotherapy Platform;

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
•

other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors in this report or under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Risk Factors” and elsewhere in this Quarterly Report and under similar captions in our periodic reports filed with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

•

Negative developments in the field of immuno-oncology could damage public perception of our oHSV and Synthetic vRNA Immunotherapy Platforms and our product candidates, including ONCR-177, and negatively affect our business.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCORUS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value data)

(unaudited)

	MARCH 31, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$172,622	$130,305
Prepaid expenses and other current assets	2,910	3,086
Total current assets	175,532	133,391
Property and equipment, net	5,401	4,173
Right-of-use asset	40,847	41,372
Restricted cash	2,877	2,877
Other assets	450	450
Total assets	$225,107	$182,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,524	$1,245
Accrued expenses	3,200	3,738
Lease liability - current portion	1,037	993
Other current liabilities	8	8
Total current liabilities	6,769	5,984
Lease liability - net of current portion	42,083	41,615
Total liabilities	48,852	47,599
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding — no shares at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding — 25,627 and 22,599 shares at March 31, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	318,740	264,487
Accumulated deficit	(142,488)	(129,825)
Total stockholders’ equity	176,255	134,664
Total liabilities and stockholders’ equity	$225,107	$182,263

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Operating expenses:
Research and development	$8,447	$5,892
General and administrative	4,222	2,052
Total operating expenses	12,669	7,944
Loss from operations	(12,669)	(7,944)
Other income (expense):
Other expense	—	(11)
Interest income	6	128
Total other income (expense), net	6	117
Net loss and comprehensive loss	$(12,663)	$(7,827)
Accretion of discount and dividends on redeemable convertible preferred stock	—	(2,725)
Net loss attributable to common stockholders	$(12,663)	$(10,552)
Net loss per share attributable to common stockholders—basic and diluted	$(0.53)	$(10.59)
Weighted-average number of common shares outstanding—basic and diluted	24,009	996

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2019	76,499,992	$63,494	62,535,183	$53,138	988,700	$—	$—	$(74,297)	$(74,297)
Series A-1 and Series B preferred stock dividends and accretion	—	1,570	—	1,155	—	—	(308)	(2,417)	(2,725)
Stock-based compensation expense	—	—	—	—	—	—	303	—	303
Vesting of restricted common stock	—	—	—	—	8,855	—	—	—	0
Exercise of options to purchase common stock	—	—	—	—	1,572	—	5	—	5
Net loss	—	—	—	—	—	—	—	(7,827)	(7,827)
Balance at March 31, 2020	76,499,992	65,064	62,535,183	54,293	999,127	—	—	(84,541)	(84,541)

Balance at December 31, 2020	—	—	—	—	22,599,048	2	264,487	(129,825)	134,664
Proceeds from issuance of common stock, net of issuance costs of $4,017	—	—	—	—	3,000,000	—	52,983	—	52,983
Stock-based compensation expense	—	—	—	—	—	—	1,172	—	1,172
Vesting of restricted common stock	—	—	—	—	5,171	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	22,470	—	98	—	98
Net loss	—	—	—	—	—	—	—	(12,663)	(12,663)
Balance at March 31, 2021	—	$-	—	$-	25,626,689	$3	$318,740	$(142,488)	$176,255

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Operating activities:
Net loss	$(12,663)	$(7,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396	309
Stock-based compensation	1,172	303
Changes in:
Prepaid expenses and other current assets	176	(922)
Operating lease right-of-use asset	525	111
Accounts payable	843	638
Accrued expenses and other current liabilities	(1,340)	(953)
Operating lease liability	512	(349)
Net cash used in operating activities	(10,379)	(8,690)
Investing activities
Purchase of property and equipment	(385)	(233)
Net cash used in investing activities	(385)	(233)
Financing activities
Proceeds from exercise of options to purchase common stock	98	5
Proceeds from issuance of common stock, net of issuance costs	52,983	—
Net cash provided by financing activities	53,081	5
Increase (decrease) in cash and cash equivalents	42,317	(8,918)
Cash, cash equivalents and restricted cash at beginning of period	133,182	45,286
Cash, cash equivalents and restricted cash at end of period	$175,499	$36,368
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accrued expenses and accounts payable	$1,238	$391
Accretion of discount and dividends on preferred stock	$—	$2,725

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

Upon the closing of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 14,951,554 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

In February 2021, the Company completed a follow-on public offering of its common stock in which it sold 3,000,000 shares at an offering price of $19.00 per share, resulting in gross proceeds of $57.0 million and net proceeds of $53.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash and cash equivalents as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) which are considered necessary to present fairly the Company’s financial position as of March 31, 2021, its results of operations for the three months ended March 31, 2021 and 2020, its changes in redeemable preferred convertible preferred stock and stockholders’ equity (deficit) for the three months March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021.  The condensed consolidated balance sheet data as of December 31, 2020 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, included in the Annual Report on Form 10-K and, since that date, there have been no changes to the Company’s significant accounting policies.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, the estimated fair value of the Company’s common stock and share-based awards utilized for stock-based compensation purposes, the Company’s Series B tranche rights (see Note 6), accrued expenses, and amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Restricted Cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with an operating lease. As of March 31, 2021, restricted cash consisted of $2.9 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's unaudited interim condensed consolidated balance sheets.

The Company includes its restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing, and financing activities in the unaudited interim condensed consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash in the unaudited interim condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim condensed consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$172,622	$36,368
Restricted cash	2,877	—
Total cash, cash equivalents and restricted cash shown in the unaudited interim consolidated statements of cash flows	$175,499	$36,368

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

The tranche rights granted to the Series B stockholders (the “Series B Tranche Rights”) were classified within Level 3 of the fair value hierarchy because they were valued using significant inputs not observable in the market. The valuation of the tranche rights used assumptions the Company believed would be made by a market participant. The Company assessed these estimates on an ongoing basis as additional data impacting the assumptions was obtained. Refer to Note 6 for additional information regarding the valuation of the tranche rights.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of those instruments.

Operating Leases

During the quarter ended December 31, 2020, the Company early adopted ASC Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach as of January 1, 2020. The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020, have been retroactively adjusted to reflect the adoption of ASC 842, including retroactive adjustments to the unaudited interim condensed consolidated statement of cash flows and certain additional footnote disclosures as included herein. The adoption of ASC 842 had no material impact to the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the lease commencement date. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company recognizes a corresponding lease right of use (“ROU”) asset, initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives.

The Company’s leases consist of only operating leases. Operating leases are recognized on the balance sheet as ROU lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while certain variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements other than those described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the 2020 Annual Report on Form 10-K filed with the SEC on March 10, 2021.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (included in cash and cash equivalents)	$169,058	$—	$—	$169,058
	$169,058	$—	$—	$169,058

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2020
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (included in cash and cash equivalents)	$126,056	$—	$—	$126,056
	$126,056	$—	$—	$126,056

4. Leases

The Company has an operating lease in Cambridge, Massachusetts for its corporate headquarters. The lease will expire in January 2024 and includes an optional extension for an additional 3 year period.

The Company also has an operating lease for manufacturing and laboratory space in Andover, Massachusetts that expires in December 2036. The Company has two options to extend the term of the lease for a period of 10 years each. As of March 31, 2021, the Company has not exercised its options to extend the lease term for either lease. The Company agreed to provide the landlord with a $2.9 million letter of credit as support for its obligations under the lease. The lease provides a lease incentive related to leasehold improvements of approximately $13.2 million. As construction related to leasehold improvements is performed over the life of the lease, the right-of-use asset and lease liability will be adjusted on a prospective basis to reflect any payments relating to the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

During the three months ended March 31, 2021 and 2020, the Company recognized total rent expense of $1.4 million and $0.3 million, respectively, related to office and lab space under the leases described above. The amount of variable rent expense and rent for short-term leases for these periods was $0.3 million and $0.1 million, respectively.

Other supplemental information related to leases was as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Weighted average remaining lease term	14.3 years	3.8 years
Weighted average discount rate	8.5%	12.0%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$381	$370

Maturities of operating lease liabilities were as follows as of March 31, 2021 (in thousands):

Year	Amount
2021	$1,767
2022	5,520
2023	5,686
2024	4,240
2025	4,317
Thereafter	56,956
Total lease payments	78,486
Less imputed interest	(35,366)
Total lease liabilities	$43,120

Current portion	1,037
Long-term portion	42,083

5. Accrued Expenses

At March 31, 2021 and December 31, 2020, accrued expenses consisted of the following (in thousands):

	MARCH 31, 2021	DECEMBER 31, 2020
Accrued research and development costs	$1,857	$1,369
Accrued compensation	594	1,661
Accrued professional fees	532	568
Miscellaneous accrued expenses	217	140
Total accrued expenses	$3,200	$3,738

6. Series B Tranche Rights

Included in the terms of the purchase agreement for the Series B (“Series B Purchase Agreement”) entered into in August 2019 were Series B tranche rights (“Series B Tranche Rights”) granted to the purchasers of the Series B.

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

At December 31, 2019 and at the end of each reporting period prior to settlement in September 2020, the estimated fair value of the Series B Tranche Rights was determined using a probability weighted present value model that considered the probability of triggering the Series B Tranche Rights through achievement of the clinical development milestones specified in the Series B Purchase Agreement. The Company converted the future values to their present values using a discount rate it considered to be appropriate for probability adjusted cash flows. The estimates were based, in part, on subjective assumptions. Significant assumptions for the Series B Tranche Rights valuation at March 31, 2020 included an 85% probability of achieving the clinical development milestones and a discount rate of 0.2%.  Based upon the valuation performed at March 31, 2020, the estimated fair value of the Series B Tranche Rights was not adjusted during the three months ended March 31, 2020.

7. Redeemable Convertible Preferred Stock

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

A description of the rights and privileges of the Series B and Series A-1 prior to their conversion to common stock upon the IPO in October 2020 can be found in the Company’s Annual Report filed on Form 10-K with the SEC on March 10, 2021.

8. Common Stock

Each share of common stock is entitled to one vote. The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. Prior to the IPO, the voting, dividend, and liquidation rights of the holders of common stock were subject to, and qualified by, the rights, powers, and preferences of the holders of Series B and Series A-1.

Upon the closing of the IPO, Company changed its authorized capital stock to include 100,000,000 shares designated as common stock with a par value of $0.0001 per share.

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vest over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. A summary of non-vested restricted stock during the three months ended March 31, 2021 is as follows:

	AMOUNT	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE
Balance at December 31, 2020	17,234	$1.57
Repurchases	—	—
Issuances	—	—
Vested	(5,171)	1.57
Balance at March 31, 2021	12,063	$1.57

Common Stock Warrants

The Company issued warrants to purchase common stock (the “Common Stock Warrants”) in connection with a preferred stock financing in March 2016. The Common Stock Warrants allow for the holders to purchase 71,544 shares of common stock at $1.21 per share. As of March 31, 2021, all of the Common Stock Warrants were fully exercisable. The Common Stock Warrants expire in 2031.

Reserved Shares

The Company had reserved shares of common stock for the conversion or exercise of the following securities:

MARCH 31, 2021
Exercise of Common Stock Warrants	71,544
Exercise of options to purchase common stock	3,423,437
Vesting of restricted stock	12,063
Shares available for issuance under the 2020 Plan	2,599,588
Total	6,106,632

9. Equity Incentive Plan

The Company adopted the 2016 Equity Incentive Plan, as amended, (the “2016 Plan”) on March 31, 2016. The 2016 Plan provided for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock awards to employees, directors and non-employees. All option awards were granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Option awards generally vest over three to four years. Certain option awards provide for accelerated vesting if there is a change in control as defined in the 2016 Plan. The provisions of the 2016 Plan allow for early exercises for options that have not yet vested. Early exercises have been de minimis.

On September 23, 2020, the Company adopted the 2020 Equity Incentive Plan (“the 2020 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO and serves as the successor to the 2016 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, cash awards, performance awards and stock bonus awards. The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1 of each fiscal year, starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to 5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a lesser number of shares as may be determined by the board of directors (or an authorized committee thereof).

At March 31, 2021, there were 2,599,588 shares of common stock available for grant under the 2020 Plan. On January 1, 2021, the number of shares reserved for issuance under the 2020 Plan automatically increased by 1,130,896 shares of common stock.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan, or the ESPP, which became effective upon the execution of the underwriting agreement related to the IPO. The Company initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each fiscal year starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a less number of shares for such increase.  In December 2020, the board of directors determined that there would be no automatic increase in the number of shares of common stock reserved under the ESPP on January 1, 2021.

Total stock-based compensation (including both stock option awards and restricted stock awards) was classified as follows on the unaudited interim condensed consolidated statements of operations:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(in thousands)
General and administrative	$739	$170
Research and development	433	133
Total stock-based compensation	$1,172	$303

Total stock-based compensation by award type was as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(in thousands)
Restricted stock	$8	$8
Stock options	1,164	295
Total stock-based compensation	$1,172	$303

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock having an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each representing 33.33% of the total grant) that will each vest four years from the date of grant and are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. As of March 31, 2021, the Company determined that the requisite service period of the award is four years and recorded $0.1 million of expense. Accelerated vesting was not considered to be probable at March 31, 2021.

A summary of option activity is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2020	2,790,746	$8.13
Granted	689,350	$16.25
Exercised	(22,057)	$4.29
Canceled, expired or forfeited	(34,602)	$11.39
Outstanding at March 31, 2021	3,423,437	$9.76	8.66	$20,704
Vested and expected to vest at March 31, 2021	3,423,437	$9.76	8.66	$20,704
Exercisable at March 31, 2021	1,040,347	$3.03	7.52	$11,352

The weighted average grant date fair value per share of options granted to employees, directors and non-employee consultants during the three months ended March 31, 2021 and 2020 was $11.62 and $4.67, respectively. The total intrinsic value of options exercised was $0.3 million and $0.01 million for the three months ended March 31, 2021 and 2020, respectively. Total unrecognized compensation expense related to stock options amounted to $20.1 million at March 31, 2021 and is expected to be incurred over a weighted-average period of 3.5 years.

The total fair value of restricted shares vested was $0.01 million during the three months ended March 31, 2021 and 2020.

10. Commitments and Contingencies

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings

11. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Series A-1	—	6,328,894
Series B	—	5,173,569
Outstanding stock options	3,423,437	2,060,685
Restricted stock	12,063	32,748
Common stock warrants	71,544	71,544
Total	3,507,044	13,667,440

12. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these financial statements were issued. Subsequent to the issuance of the financial statements, there were no events that occurred that required disclosure in, or revision to, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below and under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, the impact of the COVID-19 pandemic, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Results of Operations - An analysis of our financial results comparing the three months ended March 31, 2021 to the three months ended March 31, 2020.

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

Overview

We are a biopharmaceutical company focused on developing next-generation viral immunotherapies to transform outcomes for cancer patients. Using our two distinct proprietary platforms, we are developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells and deliver transgenes to stimulate multiple arms of the immune system against tumors. Our lead product candidate, ONCR-177, is an intratumorally administered viral immunotherapy based on our oncolytic HSV-1 platform, referred to as our oHSV Platform, which leverages the Herpes Simplex Virus-1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. Utilizing this proprietary platform, we are engineering our product candidates, such as ONCR-177, to carry greater numbers of immunostimulatory transgenes than viral immunotherapies that are either currently approved or in clinical development. These transgenes are designed to drive strong systemic anti-tumor immunity to elicit tumor responses at injected and distant non-injected tumor sites, or abscopal activity. In addition, viruses from our oHSV Platform maintain full viral replication competency in tumors and are designed to be selectively attenuated in normal tissues. We believe this unique combination of features allows us to break the safety versus potency trade-off that has generally limited the viral immunotherapy field to date. In June 2020, we initiated a Phase 1 clinical trial of ONCR-177 in several different tumor types. We are also developing a broad pipeline of product candidates that leverages our second platform, which we refer to as our Synthetic vRNA Immunotherapy Platform, to enable repeat intravenous administration of viral immunotherapies in order to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons, such as cancers of the lung.

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

We have funded our operations primarily through the sale of redeemable convertible preferred stock, including Series A-1 redeemable convertible preferred stock, or Series A-1, and Series B redeemable convertible preferred stock, or Series B, the initial public offering, or IPO, of our common stock and a follow-on public offering, or the Follow-on Offering, of our common stock.  In 2019, we conducted a Series B financing, with the funding occurring in two tranches. We closed the first tranche of the Series B financing in August 2019 and November 2019, raising $53.8 million of gross proceeds. In September 2020, we achieved the clinical development milestones that triggered the second and final tranche of the Series B financing, and as a result, we received an additional $35.8 million of gross proceeds. In October 2020, we completed our IPO, in which we issued an aggregate of 6,557,991 shares of common stock for aggregate net proceeds of $88.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $3.2 million. Our shares of common stock began trading on the Nasdaq Global Market under the ticker symbol “ONCR” on October 2, 2020. Upon closing of our IPO, all outstanding shares of Series A-1 and Series B converted into an aggregate of 14,951,554 shares of common stock.  In February 2021, we completed the Follow-on Offering, in which we issued 3,000,000 shares of common stock for aggregate net proceeds of approximately $53.0 million, after deducting underwriting discounts and commissions and offering expenses of $4.0 million.

From inception through March 31, 2021, we have raised an aggregate of $306.3 million of gross proceeds through the issuance of redeemable convertible preferred stock, the IPO and the Follow-on Offering.

Since inception, we have incurred significant operating losses. Our net losses were $12.7 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $142.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As of March 31, 2021, we had cash and cash equivalents of $172.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into late 2023.

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

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, business development, operations and administrative roles. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, accounting fees, recruiting costs, costs for consultants who we utilize to supplement our personnel and insurance costs.  Also included are travel costs, facility and office-related costs not included in research and development expenses and depreciation and amortization.

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

Included in the terms of the Series B stock purchase agreement in August 2019 were tranche rights granted to the holders of the Series B. The tranche rights provided the Series B holders with the right to purchase additional shares of Series B in an additional tranche under certain events. The tranche rights met the definition of a freestanding financial instrument as the tranche rights were legally detachable and separately exercisable from the Series B. The tranche rights were initially recorded at fair value as a liability on our consolidated balance sheet. The tranche rights were subsequently re-measured at fair value at the end of each reporting period and at settlement, which occurred in September 2020, when the second and final tranche of the Series B financing closed. Changes in the fair value were recognized as a component of other income (expense).  There was no change to the fair value of the Series B tranche rights during the three months ended March 31, 2020, based upon the valuation performed at March 31, 2020.

Interest income primarily consists of interest income from our cash and cash equivalents.

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,447	$5,892	$2,555	43%
General and administrative	4,222	2,052	2,170	106%
Total operating expenses	12,669	7,944	4,725	59%
Loss from operations	(12,669)	(7,944)	(4,725)	-59%
Total other income (expense), net	6	117	(111)	-95%
Net loss	$(12,663)	$(7,827)	$(4,836)	-62%

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2021	2020	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$1,630	$1,485	$145
Platform development, early stage research and unallocated expenses:
Employee compensation and related	3,011	1,959	1,052
External research, development and consulting	857	907	(50)
Laboratory supplies	924	778	146
Facility-related	1,522	358	1,164
Other expenses	503	405	98
Total research and development	$8,447	$5,892	$2,555

Research and development expenses increased from $5.9 million for the three months ended March 31, 2020 to $8.4 million for the three months ended March 31, 2021. The increase of $2.6 million, or 43%, was primarily the result of:

•

a $0.1 million increase in direct external expenses for our product candidate ONCR-177, which was attributable to increased clinical trial costs associated with our Phase 1 trial of ONCR-177, which began in June 2020;

•

a $1.1 million increase in employee compensation costs, including salaries, bonus and employee benefits, due to increased headcount in 2021 as compared to 2020. Employee compensation costs also increased due to higher stock compensation expense from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020;

•	a $0.1 million increase in laboratory supplies driven by our increased headcount and activities; and
•	a $1.2 million increase in facility costs related to rent expense for our manufacturing facility in Andover, Massachusetts.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2021	2020	CHANGE
	(in thousands)
Employee compensation and related	$1,649	$847	$802
Professional service and consultant fees	2,089	825	1,264
Facility-related	108	119	(11)
Other expenses	376	261	115
Total general and administrative expenses	$4,222	$2,052	$2,170

General and administrative expenses increased from $2.1 million for the three months ended March 31, 2020 to $4.2 million for the three months ended March 31, 2021. The increase of $2.2 million, or 106%, was primarily the result of:

•

a $0.8 million increase in employee compensation costs primarily related to increased salaries and bonus, increased headcount associated with our growth and higher stock compensation expenses in 2021 compared to 2020, due to an increased number of stock options granted at higher share prices to existing and new employees;

•

a $1.3 million increase in professional service and consultant fees primarily related to increased costs related to operating as public company, including increased insurance expense and increased consultant costs to support our personnel and efforts, and increased recruiting costs related to our headcount growth; and

•	a $0.1 million increase in other expenses primarily related to increased support costs related to our growth.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2021 decreased by $0.1 million compared to the three months ended March 31, 2020 primarily due to lower returns on invested cash. There was no change to the fair value of the Series B tranche rights during the three months ended March 31, 2020, based upon the valuation performed at March 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2021, we funded our operations with gross proceeds of $306.3 million from sales of our redeemable convertible preferred stock, our IPO and our Follow-on Offering. As of March 31, 2021, our cash and cash equivalents totaled $172.6 million.

Cash Flows

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,379)	$(8,690)
Investing activities	(385)	(233)
Financing activities	53,081	5
Net increase (decrease) in cash and cash equivalents	$42,317	$(8,918)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $10.4 million and was primarily related to our net loss for the period of $12.7 million, partially offset by non-cash charges consisting of depreciation and amortization of $0.4 million and stock-based compensation expense of $1.2 million. Our cash used in operations was decreased by a $0.7 million cash inflow related to changes in certain operating assets and liabilities from a combination of the following:

•	A cash inflow of $1.0 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;

•	A cash inflow of $0.8 million from an increase in accounts payable as a result of increased activity and the timing of invoicing;
•	A cash inflow of $0.2 million from a decrease in prepaid expenses and other current assets primarily due to a decrease in payments to vendors in advance of services being performed; and
•	A cash outflow of $1.3 million from a decrease in accrued expenses primarily related to 2020 employee bonuses paid in 2021.

Net cash used in operating activities for the three months ended March 31, 2020 was $8.7 million and was primarily related to our net loss for the period of $7.8 million, partially offset by non-cash charges consisting of depreciation and amortization of $0.3 million and stock-based compensation expense of $0.3 million. Our cash used in operations was increased by a $1.5 million cash outflow from changes in certain operating assets and liabilities from a combination of the following:

•	A cash outflow of $1.0 million from a decrease in accrued expenses primarily related to the payment of 2019 employee bonuses paid in 2020;
•	A cash outflow of $0.9 million from an increase in prepaid expenses and other current assets primarily related to an increase in payments to vendors in advance of work being performed;
•	A cash outflow of $0.2 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments; and
•	A cash inflow of $0.6 million from an increase in accounts payable as a result of increased activity and the timing of invoicing.

Investing Activities

Net cash used in investing activities for three months ended March 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively, and consisted of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $53.1 and primarily consisted of net proceeds from our Follow-on offering.  Net cash from financing activities for the three months ended March 31, 2020 was not significant.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into late 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

Our cash and cash equivalents as of March 31, 2021 will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments since December 31, 2020.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2020 and the three months ended March 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On October 1, 2020, our Registration Statement on Form S-1, as amended (File No. 333-248757) was declared effective in connection with the IPO of our common stock, pursuant to which we registered an aggregate of 6,670,000 shares of our common stock, of which we sold 6,557,991 shares, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The offering closed on October 6, 2020, and, as a result, we received net proceeds of $88.3 million (after deducting underwriters’ discounts and commissions of approximately $6.9 million and additional offering related costs of approximately $3.2 million). The joint book-running managers of the offering were Jefferies LLC, Evercore Group L.L.C. and Piper Sandler & Co.

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

Oncorus, Inc.

Date: May 4, 2021	By:	/s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2021	By:	/s/ John McCabe
John McCabe
Chief Financial Officer
(Principal Financial Officer)