Form 10-Q
period 2021-06-30
Oncorus, Inc.
filed 2021-08-04
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, the registrant had 25,749,205 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCORUS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value data)

(unaudited)

	JUNE 30, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$159,920	$130,305
Prepaid expenses and other current assets	2,769	3,086
Total current assets	162,689	133,391
Property and equipment, net	9,412	4,173
Right-of-use asset	40,018	41,372
Restricted cash	2,877	2,877
Other assets	614	450
Total assets	$215,610	$182,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,959	$1,245
Accrued expenses	7,701	3,738
Lease liability - current portion	1,084	993
Other current liabilities	—	8
Total current liabilities	10,744	5,984
Lease liability - net of current portion	42,234	41,615
Total liabilities	52,978	47,599
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding — no shares at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding — 25,741 and 22,599 shares at June 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	320,645	264,487
Accumulated deficit	(158,016)	(129,825)
Total stockholders’ equity	162,632	134,664
Total liabilities and stockholders’ equity	$215,610	$182,263

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,660	$6,741	$19,107	$12,633
General and administrative	4,889	2,007	9,111	4,059
Total operating expenses	15,549	8,748	28,218	16,692
Loss from operations	(15,549)	(8,748)	(28,218)	(16,692)
Other income (expense):
Change in fair value of Series B tranche rights	—	(625)	—	(625)
Other expense	—	(9)	—	(20)
Interest income	21	8	27	136
Total other income (expense), net	21	(626)	27	(509)
Net loss and comprehensive loss	$(15,528)	$(9,374)	$(28,191)	$(17,201)
Accretion of discount and dividends on redeemable convertible preferred stock	—	(2,725)	—	(5,450)
Net loss attributable to common stockholders	$(15,528)	$(12,099)	$(28,191)	$(22,651)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(12.09)	$(1.13)	$(22.67)
Weighted-average number of common shares outstanding—basic and diluted	25,684	1,001	24,851	999

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2019	76,499,992	$63,494	62,535,183	$53,138	988,700	$—	$—	$(74,297)	$(74,297)
Series A-1 and Series B preferred stock dividends and accretion	—	1,570	—	1,155	—	—	(308)	(2,417)	(2,725)
Stock-based compensation expense	—	—	—	—	—	—	303	—	303
Vesting of restricted common stock	—	—	—	—	8,855	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	1,572	—	5	—	5
Net loss	—	—	—	—	—	—	—	(7,827)	(7,827)
Balance at March 31, 2020	76,499,992	65,064	62,535,183	54,293	999,127	—	—	(84,541)	(84,541)
Series A-1 and Series B preferred stock dividends and accretion	—	1,570	—	1,155	—	—	(316)	(2,409)	(2,725)
Stock-based compensation expense	—	—	—	—	—	—	316	—	316
Vesting of restricted common stock	—	—	—	—	5,161	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(9,374)	(9,374)
Balance at June 30, 2020	76,499,992	$66,634	62,535,183	$55,448	1,004,288	$—	$—	$(96,324)	$(96,324)

Balance at December 31, 2020	—	—	—	—	22,599,048	2	264,487	(129,825)	134,664
Proceeds from issuance of common stock, net of issuance costs of $4,017	—	—	—	—	3,000,000	—	52,983	—	52,983
Stock-based compensation expense	—	—	—	—	—	—	1,172	—	1,172
Vesting of restricted common stock	—	—	—	—	5,171	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	22,470	—	98	—	98
Net loss	—	—	—	—	—	—	—	(12,663)	(12,663)
Balance at March 31, 2021	—	—	—	—	25,626,689	3	318,740	(142,488)	176,255
Stock-based compensation expense	—	—	—	—	—	—	1,656	—	1,656
Vesting of restricted common stock	—	—	—	—	5,170	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	109,213	—	249	—	249
Net loss	—	—	—	—	—	—	—	(15,528)	(15,528)
Balance at June 30, 2021	—	$—	—	$—	25,741,072	$3	$320,645	$(158,016)	$162,632

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Operating activities:
Net loss	$(28,191)	$(17,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817	628
Stock-based compensation	2,828	619
Change in fair value of Series B tranche rights	—	625
Changes in:
Prepaid expenses and other assets	151	(933)
Operating lease right-of-use asset	1,354	229
Accounts payable	676	953
Accrued expenses and other current liabilities	116	41
Operating lease liability	711	(584)
Net cash used in operating activities	(21,538)	(15,623)
Investing activities
Purchase of property and equipment	(2,177)	(747)
Net cash used in investing activities	(2,177)	(747)
Financing activities
Proceeds from exercise of options to purchase common stock	347	5
Proceeds from issuance of common stock, net of issuance costs	52,983	—
Net cash provided by financing activities	53,330	5
Increase (decrease) in cash and cash equivalents	29,615	(16,365)
Cash, cash equivalents and restricted cash at beginning of period	133,182	45,286
Cash, cash equivalents and restricted cash at end of period	$162,797	$28,921
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accrued expenses and accounts payable	$3,878	$179
Accretion of discount and dividends on preferred stock	$—	$5,450

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts, unless otherwise noted)

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

In February 2021, the Company completed a follow-on public offering of its common stock in which it sold 3,000,000 shares at an offering price of $19.00 per share, resulting in gross proceeds of $57.0 million and net proceeds of $53.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash and cash equivalents as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) which are considered necessary to present fairly the Company’s financial position as of June 30, 2021, its results of operations for the three and six months ended June 30, 2021 and 2020, its changes in redeemable preferred convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021. The condensed consolidated balance sheet data as of December 31, 2020 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, the estimated fair value of the Company’s common stock and share-based awards utilized for stock-based compensation purposes, accrued expenses, and amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Restricted Cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with an operating lease. As of June 30, 2021, restricted cash consisted of $2.9 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's unaudited interim condensed consolidated balance sheets.

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

	June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$159,920	$28,921
Restricted cash	2,877	—
Total cash, cash equivalents and restricted cash shown in the unaudited interim consolidated statements of cash flows	$162,797	$28,921

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

The Company’s cash and cash equivalents, classified within Level 1, are valued using net asset value per share for the money market funds.

The tranche rights granted to the Series B stockholders were classified within Level 3 of the fair value hierarchy because they were valued using significant inputs not observable in the market. The valuation of the tranche rights used assumptions the Company believed would be made by a market participant. The Company assessed these estimates on an ongoing basis as additional data impacting the assumptions was obtained. Refer to Note 6 for additional information regarding the valuation of the tranche rights.

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of those instruments.

Operating Leases

During the quarter ended December 31, 2020, the Company early adopted ASC Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach as of January 1, 2020. The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2020 have been retroactively adjusted to reflect the adoption of ASC 842, including retroactive adjustments to the unaudited interim condensed consolidated statement of cash flows and certain additional footnote disclosures as included herein. The adoption of ASC 842 had no material impact to the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2020.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the lease commencement date. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company recognizes a corresponding lease right of use (“ROU”) asset, initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (included in cash and cash equivalents)	$158,066	$—	$—	$158,066
	$158,066	$—	$—	$158,066

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2020
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (included in cash and cash equivalents)	$126,056	$—	$—	$126,056
	$126,056	$—	$—	$126,056

4. Leases

The Company has an operating lease in Cambridge, Massachusetts for its corporate headquarters. The lease will expire in January 2024 and includes an optional extension for an additional 3 year period.

The Company also has an operating lease for manufacturing and laboratory space in Andover, Massachusetts that expires in December 2036. The Company has two options to extend the term of the lease for a period of 10 years each. As of June 30, 2021, the Company had not exercised its options to extend the lease term for either lease. The Company agreed to provide the landlord with a $2.9 million letter of credit as support for its obligations under the Andover lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of approximately $13.2 million. As construction related to leasehold improvements is performed over the life of the lease, the right-of-use asset and lease liability will be adjusted on a prospective basis to reflect any payments relating to the lease incentive. As of June 30, 2021, the Company has capitalized $4.6 million of leasehold improvement costs of which none have been reimbursed by the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

During the three and six months ended June 30, 2021 and 2020, the Company recognized total rent expense of $1.4 million, $0.3 million, $2.8 million, and $0.5 million, respectively, related to the leases described above. The amount of variable rent expense and rent for short-term leases for the three and six months ended June 30, 2021 and 2020 was $0.5 million, $0.1 million, $0.8 million, and $0.3 million, respectively.

Other supplemental information related to leases was as follows:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Weighted average remaining lease term	14.0 years	3.6 years
Weighted average discount rate	8.5%	12.0%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$762	$740

Maturities of operating lease liabilities were as follows as of June 30, 2021 (in thousands):

Year	Amount
2021	$1,388
2022	5,316
2023	5,686
2024	4,240
2025	4,317
Thereafter	56,956
Total lease payments	77,903
Less imputed interest	(34,585)
Total lease liabilities	$43,318

Current portion	1,084
Long-term portion	42,234

5. Accrued Expenses

At June 30, 2021 and December 31, 2020, accrued expenses consisted of the following (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Accrued research and development costs	$1,674	$1,369
Accrued leasehold improvement costs	3,840	—
Accrued compensation	1,227	1,661
Accrued professional fees	735	568
Miscellaneous accrued expenses	225	140
Total accrued expenses	$7,701	$3,738

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

At December 31, 2019 and at the end of each reporting period prior to settlement in September 2020, the estimated fair value of the Series B Tranche Rights was determined using a probability weighted present value model that considered the probability of triggering the Series B Tranche Rights through achievement of the clinical development milestones specified in the Series B Purchase Agreement. The Company converted the future values to their present values using a discount rate it considered to be appropriate for probability adjusted cash flows. The estimates were based, in part, on subjective assumptions. Significant assumptions for the Series B Tranche Rights valuation at December 31, 2019 and June 30, 2020 included an 85% and 90% probability of achieving the clinical development milestones, respectively, and a discount rate of 1.9% and 0.2%, respectively.

A rollforward of the Series B Tranche Rights liability for the six months ended June 30, 2020 is as follows (in thousands):

SERIES B TRANCHE RIGHTS
Balance at December 31, 2019	$1,876
Change in fair value	625
Balance at June 30, 2020	$2,501

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

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vest over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. A summary of non-vested restricted stock during the six months ended June 30, 2021 is as follows:

	AMOUNT	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE
Balance at December 31, 2020	17,234	$1.57
Repurchases	—	—
Issuances	—	—
Vested	(10,341)	1.57
Balance at June 30, 2021	6,893	$1.57

Common Stock Warrants

The Company issued warrants to purchase common stock (the “Common Stock Warrants”) in connection with a preferred stock financing in March 2016. The Common Stock Warrants allow for the holders to purchase 71,544 shares of common stock at $1.21 per share. As of June 30, 2021, all of the Common Stock Warrants were fully exercisable. The Common Stock Warrants expire in 2031.

Reserved Shares

The Company had reserved shares of common stock for the conversion or exercise of the following securities:

	JUNE 30, 2021	DECEMBER 31, 2020
Exercise of Common Stock Warrants	71,544	71,544
Exercise of options to purchase common stock	3,636,492	2,790,746
Vesting of restricted stock	6,893	17,234
Shares available for issuance under the 2020 Plan	2,277,423	2,123,440
Total	5,992,352	5,002,964

9. Equity Incentive Plan

The Company adopted the 2016 Equity Incentive Plan, as amended, (the “2016 Plan”) on March 31, 2016. The 2016 Plan provided for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock awards to employees, directors and non-employees. All option awards were granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Option awards generally vest over three to four years. Certain option awards provide for accelerated vesting if there is a change in control as defined in the 2016 Plan. The provisions of the 2016 Plan allow for early exercises for options that have not yet vested. Early exercises have historically been for a de minimis number of shares.

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

At June 30, 2021, there were 2,277,423 shares of common stock available for issuance under the 2020 Plan. On January 1, 2021, the number of shares reserved for issuance under the 2020 Plan automatically increased by 1,130,896 shares of common stock.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan, or the ESPP, which became effective upon the execution of the underwriting agreement related to the IPO. The Company initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each fiscal year starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a lesser number of shares for such increase. In December 2020, the board of directors determined that there would be no automatic increase in the number of shares of common stock reserved under the ESPP on January 1, 2021. As of June 30, 2021 the Company had not commenced any offering periods under the ESPP.

Total stock-based compensation (including both stock option awards and restricted stock awards) was classified as follows on the unaudited interim condensed consolidated statements of operations:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
	(in thousands)
General and administrative	$1,029	$170	$1,768	$340
Research and development	627	146	1,060	279
Total stock-based compensation	$1,656	$316	$2,828	$619

Total stock-based compensation by award type was as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
	(in thousands)
Restricted stock	$8	$9	$16	$17
Stock options	1,648	307	2,812	602
Total stock-based compensation	$1,656	$316	$2,828	$619

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock having an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each representing 33.33% of the total grant) that will each vest four years from the date of grant and are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. As of June 30, 2021, the Company determined that the requisite service period of the award is four years and recorded $0.3 million of stock-based compensation expense for the six months ended June 30, 2021. Accelerated vesting was not considered to be probable at June 30, 2021.

A summary of option activity for the six months ended June 30, 2021 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2020	2,790,746	$8.13
Granted	1,023,109	$16.32
Exercised	(131,167)	$2.62
Canceled, expired or forfeited	(46,196)	$11.22
Outstanding at June 30, 2021	3,636,492	$10.60	8.61	$19,157
Vested and expected to vest at June 30, 2021	3,636,492	$10.60	8.61	$19,157
Exercisable at June 30, 2021	1,068,798	$3.29	7.37	$11,283

The weighted average grant date fair value per share of options granted to employees, directors and non-employee consultants during the six months ended June 30, 2021 and 2020 was $11.69 and $4.86, respectively. The total intrinsic value of options exercised was $1.7 million and $0.01 million for the six months ended June 30, 2021 and 2020, respectively. Total unrecognized stock-based compensation expense related to options amounted to $22.3 million at June 30, 2021 and is expected to be recognized over a weighted-average period of 3.3 years.

The total fair value of restricted shares vested was $0.02 million during each of the six months ended June 30, 2021 and 2020.

10. Commitments and Contingencies

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses costs related to such legal proceedings as incurred.

11. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Series A-1	—	6,328,894
Series B	—	5,173,569
Outstanding stock options	3,636,492	2,135,884
Restricted stock	6,893	27,576
Common stock warrants	71,544	71,544
Total	3,714,929	13,737,467

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

Results of Operations - An analysis of our financial results comparing the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020.

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

Overview

We are a biopharmaceutical company focused on developing next-generation viral immunotherapies to transform outcomes for cancer patients. Using our two distinct proprietary platforms, we are developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells and deliver transgenes to stimulate multiple arms of the immune system against tumors. Our lead product candidate, ONCR-177, is an intratumorally administered viral immunotherapy based on our oncolytic HSV-1 platform, referred to as our oHSV Platform, which leverages the Herpes Simplex Virus-1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. Utilizing this proprietary platform, we are engineering our product candidates, such as ONCR-177, to carry greater numbers of immunostimulatory transgenes than viral immunotherapies that are either currently approved or in clinical development. These transgenes are designed to drive strong systemic anti-tumor immunity to elicit tumor responses at injected and distant non-injected tumor sites, or abscopal activity. In addition, viruses from our oHSV Platform maintain full viral replication competency in tumors and are designed to be selectively attenuated in normal tissues. We believe this unique combination of features allows us to break the safety versus potency trade-off that has generally limited the viral immunotherapy field to date. In June 2020, we initiated a Phase 1 clinical trial of ONCR-177 in several different tumor types. We are also developing a broad pipeline of product candidates that leverages our second platform, which we refer to as our Synthetic viral RNA Immunotherapy Platform, to enable repeat intravenous administration of viral immunotherapies in order to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons, such as cancers of the lung.

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

We have funded our operations primarily through the sale of redeemable convertible preferred stock, including Series A-1 redeemable convertible preferred stock, or Series A-1, and Series B redeemable convertible preferred stock, or Series B, the initial public offering, or IPO, of our common stock and a follow-on public offering, or the Follow-on Offering, of our common stock.  In 2019, we conducted a Series B financing, with the funding occurring in two tranches. We closed the first tranche of the Series B financing in August 2019 and November 2019, raising $53.8 million of gross proceeds. In September 2020, we achieved the clinical development milestones that triggered the second and final tranche of the Series B financing, and as a result, we received an additional $35.8 million of gross proceeds. In October 2020, we completed our IPO, in which we issued an aggregate of 6,557,991 shares of common stock for aggregate net proceeds of $88.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Our shares of common stock began trading on the Nasdaq Global Market under the ticker symbol “ONCR” on October 2, 2020. Upon closing of our IPO, all outstanding shares of Series A-1 and Series B converted into an aggregate of 14,951,554 shares of common stock.  In February 2021, we completed the Follow-on Offering, in which we issued 3,000,000 shares of common stock for aggregate net proceeds of approximately $53.0 million, after deducting underwriting discounts and commissions and offering expenses of $4.0 million.

From inception through June 30, 2021, we have raised an aggregate of $306.3 million of gross proceeds through the issuance of redeemable convertible preferred stock, the IPO and the Follow-on Offering.

Since inception, we have incurred significant operating losses. Our net losses were $28.2 million and $17.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $158.0 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As of June 30, 2021, we had cash and cash equivalents of $159.9 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into late 2023.

Recent Developments

In May 2021, we announced the nomination of our first Synthetic viral RNA, or vRNA, immunotherapy clinical candidates, ONCR-021 and ONCR-788. Our intravenous, or IV, administered approach involves encapsulating the genomes of RNA viruses known to kill cancer cells in a lipid nanoparticle, or LNP, creating a Synthetic vRNA immunotherapy. ONCR-021 encodes an optimized strain of Coxsackievirus A21, or CVA21, and ONCR-788 encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. We believe our Synthetic vRNA approach holds the potential for IV administration and avoids the challenge of neutralizing antibodies seen in previous approaches with IV-administered oncolytic viruses. We plan to investigate our novel Synthetic vRNA immunotherapies in multiple histologies including cancers of the lung both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We plan to file an investigational new drug, or IND, application for ONCR-021 in the first half of 2023 to enable clinical development for non-small cell lung cancer and other cancers such as hepatocellular carcinoma, clear cell renal cell carcinoma and melanoma, both as a single agent and in combination with immune checkpoint inhibitors. Following the IND filing for ONCR-021, we plan to file an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments. In the process of developing ONCR-021 and ONCR-788, we also developed a proprietary LNP platform for delivery of large nucleic acids, with efficient endosomal escape. We plan to manufacture ONCR-021 and ONCR-788 at our 88,000 square foot manufacturing facility in Andover, Massachusetts. We plan to initiate process development activities at the facility in the second half of 2021 and we anticipate this facility will be fully operational in 2023.

On June 17, 2021, we announced the appointment of Eric Rubin, M.D. to our Board of Directors. Dr. Rubin brings to Oncorus a 30-year academic and industry career in cancer drug development, including his oncology leadership roles at Merck, known as MSD outside of the United States and Canada, where he currently serves as Senior Vice President of Global Clinical Oncology. Beginning his oncology career in academia, Dr. Rubin served as a faculty member at the Dana-Farber Cancer Institute and then as a senior leader of the Cancer Institute of New Jersey, where he was Director of the Investigational Therapeutics Division. In 2008, Dr. Rubin was recruited to Merck to lead the clinical oncology development team. He is a co-chair of the Cancer Steering Committee of the Biomarkers Consortium, Foundation of the National Institute of Health, a member of the Science Policy and Governmental Affairs Committee for AACR, and was a member of the National Cancer Moonshot Initiative/Blue Ribbon Panel Working Group on Expanding Clinical Trials.

On July 29, 2021, we announced the appointment of Barbara Yanni to our Board of Directors. Ms. Yanni has served on the Boards of multiple publicly and privately traded biopharmaceutical companies. She brings experience in corporate development, licensing and financial evaluation to the Company. Ms. Yanni was Vice President and Chief Licensing Officer at Merck & Co., from November 2001 until her retirement in March 2014. Prior to her role of Chief Licensing Officer, Ms. Yanni had various roles at Merck including in corporate development, financial evaluation, and tax. Ms. Yanni is an independent director currently on the boards of three public biotechnology companies: Trevena, Inc., Vaccinex, Inc., and Pharming Group N.V. She is also currently an independent director of Mesentech, a private biotechnology company. She previously served on the Board of Directors of Akcea Therapeutics, Inc., Abionyx Pharma and Symic Holdings, LLC.

Impact of the COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, a number of governmental orders and other public health guidance measures have been implemented across much of the United States, including in the locations of our office, clinical trial sites and third parties on whom we rely. We anticipate that our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, we have implemented a work-from-home policy allowing employees who can work from home to do so, while those needing to work in laboratory facilities work in shifts to reduce the number of people gathered together at one time. Business travel has been suspended, and online and teleconference technology is used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. We expect to increase our employee presence in our offices in the coming months but we continue to monitor health guidance measures and may adjust our plans based upon the status of the pandemic at that time. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories could be delayed.

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
•
consulting and professional fees related to research and development activities, including stock-based compensation to non-employees;
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

We track external research and development costs on a program-by-program basis beginning, with respect to each program, upon our internal nomination of a candidate in that program for further preclinical and clinical development. For example, ONCR-021 and ONCR-788 were both nominated in May 2021, at which time we began tracking their external research and development costs. External costs include fees paid to consultants, contractors and vendors, including contract manufacturing organizations, or CMOs, and clinical research organizations, or CROs, in connection with our preclinical, clinical and manufacturing activities and license milestone payments related to candidate development. We do not allocate employee costs, costs associated with our discovery efforts, costs incurred for laboratory supplies, and facilities, including depreciation, or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, business development, operations and administrative roles. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, audit and tax fees, recruiting costs, costs for consultants who we utilize to supplement our personnel and insurance costs. We also include travel costs, facility and office-related costs that are not included in research and development expenses, as well as depreciation and amortization.

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

Included in the terms of the Series B stock purchase agreement in August 2019 were tranche rights granted to the holders of the Series B. The tranche rights provided the Series B holders with the right to purchase additional shares of Series B in an additional tranche under certain events. The tranche rights met the definition of a freestanding financial instrument as the tranche rights were legally detachable and separately exercisable from the Series B. The tranche rights were initially recorded at fair value as a liability on our consolidated balance sheet. The tranche rights were subsequently re-measured at fair value at the end of each reporting period and at settlement, which occurred in September 2020, when the second and final tranche of the Series B financing closed. Changes in the fair value were recognized as a component of other income (expense) in the three and six months ended June 30, 2020.

Interest income primarily consists of interest income from our cash and cash equivalents.

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	THREE MONTHS ENDED JUNE 30,		CHANGE		SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$10,660	$6,741	$3,919	58%	$19,107	$12,633	$6,474	51%
General and administrative	4,889	2,007	2,882	144%	9,111	4,059	5,052	124%
Total operating expenses	15,549	8,748	6,801	78%	28,218	16,692	11,526	69%
Loss from operations	(15,549)	(8,748)	(6,801)	-78%	(28,218)	(16,692)	(11,526)	-69%
Total other income (expense), net	21	(626)	647	-103%	27	(509)	536	-105%
Net loss	$(15,528)	$(9,374)	$(6,154)	-66%	$(28,191)	$(17,201)	$(10,990)	-64%

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	THREE MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$2,778	$2,773	$5
ONCR-021	468	—	468
ONCR-788	84	—	84
Platform development, early stage research and unallocated expenses:
Employee compensation and related	3,523	2,080	1,443
External research, development and consulting	732	663	69
Laboratory supplies	935	570	365
Facility-related	1,533	327	1,206
Other expenses	607	328	279
Total research and development	$10,660	$6,741	$3,919

Research and development expenses increased from $6.7 million for the three months ended June 30, 2020 to $10.7 million for the three months ended June 30, 2021. The increase of $3.9 million, or 58%, was primarily the result of:

•
a $0.6 million increase in direct external expenses for our product candidates ONCR-021 and ONCR-788, which was attributable to pre-clinical development costs that were incurred subsequent to the candidate nominations in May 2021;
•
a $1.4 million increase in employee compensation costs, including salaries, bonus and employee benefits, due to increased headcount in 2021 as compared to 2020. Employee compensation costs also increased due to higher stock compensation expense from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020;
•
a $0.4 million increase in laboratory supplies driven by our increased headcount and activities;
•
a $1.2 million increase in facility costs related to rent expense for our new manufacturing facility in Andover, Massachusetts for which we entered into the lease in late 2020; and
•
a $0.3 million increase in other expenses primarily related to increased support costs related to our growth.

General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Employee compensation and related	$2,092	$831	$1,261
Professional service and consultant fees	2,273	845	1,428
Facility-related	98	126	(28)
Other expenses	426	205	221
Total general and administrative expenses	$4,889	$2,007	$2,882

General and administrative expenses increased from $2.0 million for the three months ended June 30, 2020 to $4.9 million for the three months ended June 30, 2021. The increase of $2.9 million, or 144%, was primarily the result of:

•
a $1.3 million increase in employee compensation costs primarily related to increased salaries and bonus, increased headcount associated with our growth and higher stock compensation expenses in 2021 compared to 2020, due to an increased number of stock options granted at higher share prices to existing and new employees;

•
a $1.4 million increase in professional service and consultant fees primarily related to increased costs related to operating as a public company, including increased insurance expense, increased consultant costs to support our personnel and efforts and increased recruiting costs related to our headcount growth; and
•
a $0.2 million increase in other expenses primarily related to increased support costs related to our growth.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2021 improved by $0.6 million compared to the three months ended June 30, 2020. We recognized a $0.6 million loss associated with the change in fair value of the Series B tranche rights during the three months ended June 30, 2020. Since the Series B tranche rights were settled in September 2020, there was no loss recognized in the three months ended June 30, 2021.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$4,408	$4,258	$150
ONCR-021	468	—	468
ONCR-788	84	—	84
Platform development, early stage research and unallocated expenses:
Employee compensation and related	6,534	4,039	2,495
External research, development and consulting	1,590	1,570	20
Laboratory supplies	1,860	1,348	512
Facility-related	3,055	685	2,370
Other expenses	1,108	733	375
Total research and development	$19,107	$12,633	$6,474

Research and development expenses increased from $12.6 million for the six months ended June 30, 2020 to $19.1 million for the six months ended June 30, 2021. The increase of $6.5 million, or 51%, was primarily the result of:

•
a $0.2 million increase in direct external expenses for our product candidate ONCR-177, which was attributable to increased clinical trial costs associated with our Phase 1 trial of ONCR-177;
•
a $0.6 million increase in direct external expenses for our product candidates ONCR-021 and ONCR-788, which was attributable to pre-clinical development costs that were incurred subsequent to the candidate nominations in May 2021;
•
a $2.5 million increase in employee compensation costs, including salaries, bonus and employee benefits, due to increased headcount in 2021 as compared to 2020. Employee compensation costs also increased due to higher stock compensation expense from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020;
•
a $0.5 million increase in laboratory supplies driven by our increased headcount and activities;
•
a $2.4 million increase in facility costs related to rent expense for our new manufacturing facility in Andover, Massachusetts for which we entered into the lease in late 2020; and
•
a $0.4 million increase in other expenses primarily related to increased support costs related to our growth.

General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Employee compensation and related	$3,741	$1,678	$2,063
Professional service and consultant fees	4,362	1,670	2,692
Facility-related	206	245	(39)
Other expenses	802	466	336
Total general and administrative expenses	$9,111	$4,059	$5,052

General and administrative expenses increased from $4.1 million for the six months ended June 30, 2020 to $9.1 million for the six months ended June 30, 2021. The increase of $5.1 million, or 124%, was primarily the result of:

•
a $2.1 million increase in employee compensation costs primarily related to increased salaries and bonus, increased headcount associated with our growth and higher stock compensation expenses in 2021 compared to 2020, due to an increased number of stock options granted at higher share prices to existing and new employees;
•
a $2.7 million increase in professional service and consultant fees primarily related to increased costs related to operating as a public company, including increased insurance expense, increased consultant costs to support our personnel and efforts and increased recruiting costs related to our headcount growth; and
•
a $0.3 million increase in other expenses primarily related to increased support costs related to our growth.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2021 improved by $0.5 million compared to the six months ended June 30, 2020. We recognized a $0.6 million loss associated with the change in fair value of the Series B tranche rights in the six months ended June 30, 2020. Since the Series B tranche rights were settled in September 2020, no loss was recognized in the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2021, we funded our operations with gross proceeds of $306.3 million from sales of our redeemable convertible preferred stock, our IPO and our Follow-on Offering. As of June 30, 2021, our cash and cash equivalents totaled $159.9 million.

Cash Flows

	SIX MONTHS ENDED JUNE 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,538)	$(15,623)
Investing activities	(2,177)	(747)
Financing activities	53,330	5
Net increase (decrease) in cash and cash equivalents	$29,615	$(16,365)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $21.5 million and was primarily related to our net loss for the period of $28.2 million, partially offset by non-cash charges consisting of depreciation and amortization of $0.8 million and stock-based compensation expense of $2.8 million. Our net cash used in operating activities also included a net source of cash of $3.0 million related to changes in operating assets and liabilities as follows:

•
a net cash source of $2.1 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;

•
a net cash source of $0.7 million from an increase in accounts payable as a result of overall expense growth and the timing of invoicing; and
•
a net cash source of $0.2 million from a decrease in prepaid expenses and other current assets primarily due to a decrease in payments to vendors in advance of services being performed.

Net cash used in operating activities for the six months ended June 30, 2020 was $15.6 million and was primarily related to our net loss for the period of $17.2 million, partially offset by non-cash charges consisting of depreciation and amortization of $0.6 million, stock-based compensation expense of $0.6 million and the change in fair value of Series B tranche rights of $0.6 million. Our net cash used in operating activities also included a net use of cash of $0.3 million related to changes in operating assets and liabilities as follows:

•
a net cash use of $0.9 million based on an increase in prepaid expenses and other current assets primarily due to increased payments to vendors in advance of services being performed;
•
a net cash use of $0.4 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments; and
•
a net cash source of $1.0 million from an increase in accounts payable due to overall expense growth and the timing of invoices.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $2.2 million and $0.7 million, respectively. These investing activities were associated with leasehold improvements for our Andover facility and the purchase of equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $53.3 million and primarily consisted of net proceeds from our Follow-on Offering. Net cash from financing activities for the three months ended June 30, 2020 was not significant.

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

Our cash and cash equivalents as of June 30, 2021 will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

As of June 30, 2021, there have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

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

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with, and may continue to contract with, foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2020 and the six months ended June 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
1
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Oncorus, Inc.

Date: August 4, 2021	By:	/s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ John McCabe
John McCabe
Chief Financial Officer
(Principal Financial Officer)