Form 10-Q
period 2021-09-30
Oncorus, Inc.
filed 2021-11-03
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 27, 2021, the registrant had 25,809,006 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the initiation, timing, progress and expected results of our preclinical studies, clinical trials and our research and development programs, including our ongoing Phase 1 clinical trial for our lead product candidate, ONCR-177;
•
the continued research and development of ONCR-021 and ONCR-788, the first clinical candidates developed from our synthetic viral RNA immunotherapy platform, or Synthetic vRNA Immunotherapy Platform;
•
our success in identifying and developing future potential candidates from our oncolytic HSV-1 platform, or oHSV Platform, and our Synthetic vRNA Immunotherapy Platform;
•
our ability to advance our product candidates into, and successfully complete, clinical trials;
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
•
our financial performance and our ability to effectively manage our anticipated growth; and
•
the sufficiency of our existing funding and our ability to obtain additional funding for our operations.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and under similar captions in our periodic reports filed with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCORUS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value data)

(unaudited)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$145,603	$130,305
Prepaid expenses and other current assets	2,108	3,086
Total current assets	147,711	133,391
Property and equipment, net	14,093	4,173
Right-of-use asset	37,428	41,372
Restricted cash	2,877	2,877
Other assets	618	450
Total assets	$202,727	$182,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,425	$1,245
Accrued expenses	9,778	3,738
Lease liability - current portion	1,132	993
Other current liabilities	—	8
Total current liabilities	12,335	5,984
Lease liability - net of current portion	42,329	41,615
Other liabilities	221	—
Total liabilities	54,885	47,599
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding — no shares at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding — 25,758 and 22,599 shares at September 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	322,583	264,487
Accumulated deficit	(174,744)	(129,825)
Total stockholders’ equity	147,842	134,664
Total liabilities and stockholders’ equity	$202,727	$182,263

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$11,299	$6,927	$30,406	$19,560
General and administrative	5,440	1,973	14,550	6,032
Total operating expenses	16,739	8,900	44,956	25,592
Loss from operations	(16,739)	(8,900)	(44,956)	(25,592)
Other income (expense):
Change in fair value of Series B tranche rights	—	(10,631)	—	(11,256)
Other expense	—	(2)	(1)	(22)
Interest income	11	2	38	138
Total other income (expense), net	11	(10,631)	37	(11,140)
Net loss and comprehensive loss	$(16,728)	$(19,531)	$(44,919)	$(36,732)
Accretion of discount and dividends on redeemable convertible preferred stock	—	(2,848)	—	(8,298)
Net loss attributable to common stockholders	$(16,728)	$(22,379)	$(44,919)	$(45,030)
Net loss per share attributable to common stockholders—basic and diluted	$(0.65)	$(21.73)	$(1.79)	$(44.58)
Weighted-average number of common shares outstanding—basic and diluted	25,748	1,030	25,153	1,010

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2019	76,499,992	$63,494	62,535,183	$53,138	988,700	$—	$—	$(74,297)	$(74,297)
Series A-1 and Series B preferred stock dividends and accretion	—	3,140	—	2,310	—	—	(624)	(4,826)	(5,450)
Stock-based compensation expense	—	—	—	—	—	—	619	—	619
Vesting of restricted common stock	—	—	—	—	14,026	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	1,562	—	5	—	5
Net loss	—	—	—	—	—	—	—	(17,201)	(17,201)
Balance at June 30, 2020	76,499,992	66,634	62,535,183	55,448	1,004,288	—	—	(96,324)	(96,324)
Issuance of Series B preferred stock	—	—	41,690,117	35,826	—	—	—	—	—
Series A-1 and Series B preferred stock dividends and accretion	—	1,586	—	1,262	—	—	(446)	(2,402)	(2,848)
Settlement of Series B Tranche Rights	—	—	—	13,132	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	340	—	340
Vesting of restricted common stock	—	—	—	—	5,171	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	62,500	—	106	—	106
Net loss	—	—	—	—	—	—	—	(19,531)	(19,531)
Balance at September 30, 2020	76,499,992	$68,220	104,225,300	$105,668	1,071,959	$—	$—	$(118,257)	$(118,257)

Balance at December 31, 2020	—	—	—	—	22,599,048	2	264,487	(129,825)	134,664
Proceeds from issuance of common stock, net of issuance costs of $4,017	—	—	—	—	3,000,000	—	52,983	—	52,983
Stock-based compensation expense	—	—	—	—	—	—	2,828	—	2,828
Vesting of restricted common stock	—	—	—	—	10,341	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	131,683	—	347	—	347
Net loss	—	—	—	—	—	—	—	(28,191)	(28,191)
Balance at June 30, 2021	—	—	—	—	25,741,072	3	320,645	(158,016)	162,632
Stock-based compensation expense	—	—	—	—	—	—	1,889	—	1,889
Vesting of restricted common stock	—	—	—	—	5,171	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	11,816	—	49	—	49
Net loss	—	—	—	—	—	—	—	(16,728)	(16,728)
Balance at September 30, 2021	—	$—	—	$—	25,758,059	$3	$322,583	$(174,744)	$147,842

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Operating activities:
Net loss	$(44,919)	$(36,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,332	983
Stock-based compensation	4,717	959
Change in fair value of Series B tranche rights	—	11,256
Changes in:
Prepaid expenses and other assets	803	(840)
Operating lease right-of-use asset	2,208	354
Tenant improvement allowance reimbursements	1,737	—
Accounts payable	109	103
Accrued expenses and other current liabilities	1,773	(885)
Operating lease liability	854	(825)
Net cash used in operating activities	(31,386)	(25,627)
Investing activities
Purchase of property and equipment	(6,695)	(1,014)
Net cash used in investing activities	(6,695)	(1,014)
Financing activities
Proceeds from issuance of Series B preferred stock and tranche liability	—	35,826
Proceeds from issuance of common stock, net of issuance costs	52,983	—
Proceeds from exercise of options to purchase common stock	396	111
Payment of deferred offering costs	—	(563)
Net cash provided by financing activities	53,379	35,374
Increase in cash and cash equivalents	15,298	8,733
Cash, cash equivalents and restricted cash at beginning of period	133,182	45,286
Cash, cash equivalents and restricted cash at end of period	$148,480	$54,019
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accrued expenses and accounts payable	$4,551	$—
Accretion of discount and dividends on preferred stock	$—	$8,298
Deferred offering costs in accounts payable and accrued expenses	$—	$944
Settlement of Series B tranche rights	$—	$13,132

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts, unless otherwise noted)

1. Nature of the Business and Liquidity

Oncorus, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing next-generation viral immunotherapies to transform outcomes for cancer patients. Using its two platforms, the Company is developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells.

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

On September 25, 2020, the Company effected a 1-for-12.0874 reverse stock split of its issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for the outstanding shares of Series A-1 redeemable convertible preferred stock (“Series A-1”) and Series B redeemable convertible preferred stock (“Series B”). Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited interim condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split, including reclassification of par, additional paid-in capital and accumulated deficit amounts as a result of the split adjustment.

On October 6, 2020, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 5,800,000 shares of its common stock at a public offering price of $15.00 per share. On October 14, 2020, the Company sold an additional 757,991 shares of common stock at $15.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The total gross proceeds from the IPO were $98.4 million and the Company raised $88.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash and cash equivalents as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) which are considered necessary to present fairly the Company’s financial position as of September 30, 2021, its results of operations for the three and nine months ended September 30, 2021 and 2020, its changes in redeemable preferred convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021. The condensed consolidated balance sheet data as of December 31, 2020 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, included in its Annual Report and, since that date, there have been no changes to the Company’s significant accounting policies.

COVID-19 Pandemic

With the ongoing COVID-19 global pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business, including its preclinical studies, its ongoing clinical trial, and its regulatory filings. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risks of COVID-19 transmission. Given the global impact and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company continues to closely monitor the COVID-19 pandemic and evolve its business continuity plans, clinical development plans and response strategy to mitigate any potential impact. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

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

Restricted Cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with an operating lease. As of September 30, 2021, restricted cash consisted of $2.9 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's unaudited interim condensed consolidated balance sheets.

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

	September 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$145,603	$54,019
Restricted cash	2,877	—
Total cash, cash equivalents and restricted cash shown in the unaudited interim consolidated statements of cash flows	$148,480	$54,019

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

Operating Leases

During the quarter ended December 31, 2020, the Company early adopted ASC Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach as of January 1, 2020. The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2020 have been retroactively adjusted to reflect the adoption of ASC 842, including retroactive adjustments to the unaudited interim condensed consolidated statement of cash flows and certain additional footnote disclosures as included herein. The adoption of ASC 842 had no material impact to the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2020.

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

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements other than those described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (included in cash and cash equivalents)	$142,573	$—	$—	$142,573
	$142,573	$—	$—	$142,573

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2020
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds (included in cash and cash equivalents)	$126,056	$—	$—	$126,056
	$126,056	$—	$—	$126,056

4. Leases

The Company has an operating lease in Cambridge, Massachusetts for its corporate headquarters. The lease will expire in January 2024 and includes an optional extension for an additional three year period.

The Company also has an operating lease for manufacturing and laboratory space in Andover, Massachusetts that expires in December 2036. The Company has two options to extend the term of the lease for a period of ten years each. As of September 30, 2021, the Company had not exercised its options to extend the lease term for either lease and it does not deem it reasonably certain that these options will be exercised. The Company agreed to provide the landlord with a $2.9 million letter of credit as support for its obligations under the Andover facility lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of approximately $13.2 million. As construction related to leasehold improvements is performed over the life of the lease, the right-of-use asset and lease liability will be adjusted on a prospective basis to reflect any payments relating to the lease incentive. In the nine months ended September 30, 2021, the Company capitalized $8.5 million of leasehold improvement costs, of which $1.7 million was reimbursed through the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

During the three and nine months ended September 30, 2021, the lease liability and associated right-of-use asset for the Andover facility were reduced by $0.7 million due to changes in the timing of the expected commencement of base rent payments.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized total rent expense of $1.4 million, $0.3 million, $4.2 million, and $0.8 million, respectively, related to the leases described above. The amount of variable rent expense and rent for short-term leases for the three and nine months ended September 30, 2021 and 2020 was $0.5 million, $0.1 million, $1.3 million, and $0.4 million, respectively.

Other supplemental information related to leases was as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Weighted average remaining lease term	13.8 years	3.3 years
Weighted average discount rate	8.5%	12.0%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,143	$1,110

Maturities of operating lease liabilities were as follows as of September 30, 2021 (in thousands):

Year	Amount
2021	$634
2022	5,320
2023	5,600
2024	4,192
2025	4,317
Thereafter	56,956
Total lease payments	77,019
Less imputed interest	(33,558)
Total lease liabilities	$43,461

Current portion	1,132
Long-term portion	42,329

5. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Accrued research and development costs	$2,520	$1,369
Accrued leasehold improvement costs	3,973	—
Accrued long-term leasehold improvement costs	221	—
Accrued compensation	2,369	1,661
Accrued professional fees	722	568
Miscellaneous accrued expenses	194	140
Total accrued expenses	$9,999	$3,738

Accrued long-term leasehold improvement costs consist of retainage on construction invoices that the Company does not anticipate paying in the next 12 months based on timing of completion for the Andover facility buildout.

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

At December 31, 2019 and at the end of each reporting period prior to settlement in September 2020, the estimated fair value of the Series B Tranche Rights was determined using a probability weighted present value model that considered the probability of triggering the Series B Tranche Rights through achievement of the clinical development milestones specified in the Series B Purchase Agreement. The Company converted the future values to their present values using a discount rate it considered to be appropriate for probability adjusted cash flows. The estimates were based, in part, on subjective assumptions. The Company remeasured the fair value of the tranche rights for a final time at the date of settlement on September 17, 2020. Significant assumptions for the Series B Tranche Rights valuation at December 31, 2019 and in 2020, prior to settlement, included an 85% to 90% probability of achieving the clinical development milestones and discount rates ranging from 0.2% to 1.9%.

A rollforward of the Series B Tranche Rights liability for the nine months ended September 30, 2020 is as follows (in thousands):

SERIES B TRANCHE RIGHTS
Balance at December 31, 2019	$1,876
Change in fair value	11,256
Reclassification of Series B Tranche Rights upon settlement	(13,132)
Balance at September 30, 2020	$—

7. Redeemable Convertible Preferred Stock

Upon the closing of the IPO on October 6, 2020, all of the outstanding shares of Series A-1 and Series B automatically converted into an aggregate of 14,951,554 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to provide for 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share as part of its authorized capital.

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

In September 2020, the Company achieved the second tranche milestones related to the clinical development of its lead product candidate, ONCR-177. Upon achievement of the milestones, the Series B investors became obligated to purchase additional shares of Series B in a second tranche closing and the Company issued a total of 41,690,117 shares of Series B at $0.8597 per share, for aggregate proceeds to the Company of $35.8 million.

A description of the rights and privileges of the Series B and Series A-1 prior to their conversion to common stock upon the IPO in October 2020 can be found in the Annual Report.

8. Common Stock

Each share of the Company's common stock is entitled to one vote. The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. Prior to the IPO, the voting, dividend, and liquidation rights of the holders of common stock were subject to, and qualified by, the rights, powers, and preferences of the holders of Series B and Series A-1.

Upon the closing of the IPO, the Company amended and restated its certificate of incorporation to provide for 100,000,000 shares designated as common stock with a par value of $0.0001 per share as part of its authorized capital.

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vest over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. A summary of non-vested restricted stock during the nine months ended September 30, 2021 is as follows:

	AMOUNT	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE
Balance at December 31, 2020	17,234	$1.57
Repurchases	—	—
Issuances	—	—
Vested	(15,512)	1.57
Balance at September 30, 2021	1,722

Common Stock Warrants

The Company issued warrants to purchase common stock (the “Common Stock Warrants”) in connection with a preferred stock financing in March 2016. The Common Stock Warrants allow for the holders to purchase 71,544 shares of common stock at $1.21 per share. As of September 30, 2021, all of the Common Stock Warrants were fully exercisable. The Common Stock Warrants expire in 2031.

Reserved Shares

The Company has reserved the following shares of common stock for the conversion or exercise of the following securities:

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Exercise of Common Stock Warrants	71,544	71,544
Exercise of options to purchase common stock	3,737,799	2,790,746
Vesting of restricted stock	1,722	17,234
Shares available for issuance under the 2020 Equity Incentive Plan	2,164,404	2,123,440
Total	5,975,469	5,002,964

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

On September 23, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO and serves as the successor to the 2016 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, cash awards, performance awards and stock bonus awards. The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1 of each fiscal year, starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to 5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a lesser number of shares as may be determined by the board of directors (or an authorized committee thereof). On January 1, 2021, the number of shares reserved for issuance under the 2020 Plan automatically increased by 1,130,896 shares of common stock.

At September 30, 2021, there were 2,164,404 shares of common stock available for issuance under the 2020 Plan.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the execution of the underwriting agreement related to the IPO. The Company initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each fiscal year starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a lesser number of shares for such increase. In December 2020, the board of directors determined that there would be no automatic increase in the number of shares of common stock reserved under the ESPP on January 1, 2021. As of September 30, 2021, the Company had not commenced any offering periods under the ESPP.

Total stock-based compensation (including both stock option awards and restricted stock awards) was classified as follows on the unaudited interim condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

General and administrative	$1,222	$172	$2,990	$512
Research and development	667	168	1,727	447
Total stock-based compensation	$1,889	$340	$4,717	$959

Total stock-based compensation by award type was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

Restricted stock	$8	$7	$24	$24
Stock options	1,881	333	4,693	935
Total stock-based compensation	$1,889	$340	$4,717	$959

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock with an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each tranche representing 33.33% of the total grant) that will each vest four years from the date of grant. This option grant and its tranches are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. As of September 30, 2021, the Company determined that the requisite service period of the award is four years and recorded $0.4 million of stock-based compensation expense for the nine months ended September 30, 2021. Accelerated vesting was not considered to be probable at September 30, 2021.

A summary of option activity for the nine months ended September 30, 2021 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2020	2,790,746	$8.13
Granted	1,178,709	$15.71
Exercised	(142,879)	$2.74
Canceled, expired or forfeited	(88,777)	$11.37
Outstanding at September 30, 2021	3,737,799	$10.65	8.41	$10,483
Vested and expected to vest at September 30, 2021	3,737,799	$10.65	8.41	$10,483
Exercisable at September 30, 2021	1,203,027	$3.62	7.19	$6,880

The weighted average grant date fair value per share of options granted to employees, directors and non-employee consultants during the nine months ended September 30, 2021 and 2020 was $11.25 and $5.34, respectively. The total intrinsic value of options exercised was $1.8 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. Total unrecognized stock-based compensation expense related to options amounted to $21.4 million at September 30, 2021 and is expected to be recognized over a weighted-average period of 3.1 years.

The total fair value of restricted shares vested was $0.02 million during each of the nine months ended September 30, 2021 and 2020.

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

11. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Series A-1	—	6,328,894
Series B	—	8,622,625
Outstanding stock options	3,737,799	2,109,151
Restricted stock	1,722	22,405
Common stock warrants	71,544	71,544
Total	3,811,065	17,154,619

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 10, 2021.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited interim condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

Overview - A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

Results of Operations - An analysis of our financial results comparing the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing next-generation viral immunotherapies to transform outcomes for cancer patients. Using our two distinct proprietary platforms, we are developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells and deliver transgenes to stimulate multiple arms of the immune system against tumors. Our lead product candidate, ONCR-177, is an intratumorally administered viral immunotherapy based on our oncolytic HSV-1 platform, referred to as our oHSV Platform, which leverages the Herpes Simplex Virus-1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. Utilizing this proprietary platform, we are engineering our product candidates, such as ONCR-177, to carry greater numbers of immunostimulatory transgenes than viral immunotherapies that are either currently approved or in clinical development. These transgenes are designed to drive strong systemic anti-tumor immunity to elicit tumor responses at injected and distant non-injected tumor sites, or abscopal activity. In addition, viruses from our oHSV Platform maintain full viral replication competency in tumors and are designed to be selectively attenuated in normal tissues. We believe this unique combination of features allows us to break the safety versus potency trade-off that has generally limited the viral immunotherapy field to date. In June 2020, we initiated a Phase 1 clinical trial of ONCR-177 in several different tumor types. We also have additional preclinical stage oHSV programs addressing both intratumoral and intravenous, or IV, solutions to other unmet medical needs, including a program designed to target brain cancer through intratumoral injection, which we refer to as ONCR-GBM. We expect to submit an investigational new drug application, or IND, for a clinical candidate from this program in the second half of 2023.

We are also developing a broad pipeline of product candidates that leverages our second platform, which we refer to as our Synthetic viral RNA, or vRNA, Immunotherapy Platform, to enable repeat IV administration of viral immunotherapies in order to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons. Our two candidates from this platform are ONCR-021 and ONCR-788. Our IV-administered approach involves encapsulating the genomes of RNA viruses known to kill cancer cells in a lipid nanoparticle, or LNP, creating a Synthetic vRNA immunotherapy. ONCR-021 encodes an optimized strain of Coxsackievirus A21, or CVA21, and ONCR-788 encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. We believe our Synthetic vRNA approach holds the potential for IV administration and avoids the challenge of neutralizing antibodies seen in previous approaches with IV-administered oncolytic viruses. We plan to investigate our novel Synthetic vRNA immunotherapies in multiple histologies including cancers of the lung both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We plan to submit an IND for ONCR-021 in the first half of 2023 to enable clinical development for non-small cell lung cancer and other cancers such as hepatocellular carcinoma, clear cell renal cell carcinoma and melanoma, both as a single agent and in combination with immune checkpoint inhibitors. Following the IND submission for ONCR-021, we plan to submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments. In the process of developing ONCR-021 and ONCR-788, we also developed a proprietary LNP platform for delivery of large nucleic acids, with efficient endosomal escape.

We plan to manufacture certain product candidates at our 88,000 square foot manufacturing facility in Andover, Massachusetts. We began process development activities at the facility in the three months ended September 30, 2021 and we anticipate this facility will be fully operational in the first half of 2023.

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

We have funded our operations primarily through the sale of redeemable convertible preferred stock, including Series A-1 redeemable convertible preferred stock, or Series A-1, and Series B redeemable convertible preferred stock, or Series B, our initial public offering, or IPO, of our common stock and a follow-on public offering, or the Follow-on Offering, of our common stock. In 2019, we conducted a Series B financing, in which the funding occurred in two separate tranches. We closed the first tranche of the Series B financing in August 2019 and November 2019, raising $53.8 million of aggregate gross proceeds. In September 2020, we achieved the clinical development milestones that triggered the second and final tranche of the Series B financing, and as a result, we received an additional $35.8 million of gross proceeds. In October 2020, we completed our IPO, in which we issued an aggregate of 6,557,991 shares of common stock for aggregate net proceeds of $88.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Our shares of common stock began trading on the Nasdaq Global Market under the ticker symbol “ONCR” on October 2, 2020. Upon closing of our IPO, all outstanding shares of Series A-1 and Series B converted into an aggregate of 14,951,554 shares of common stock. In February 2021, we completed the Follow-on Offering in which we issued 3,000,000 shares of common stock for aggregate net proceeds of approximately $53.0 million, after deducting underwriting discounts and commissions and offering expenses of $4.0 million.

From inception through September 30, 2021, we have raised an aggregate of $306.3 million of gross proceeds through the issuance of redeemable convertible preferred stock, our IPO and the Follow-on Offering.

Since inception, we have incurred significant operating losses. Our net losses were $44.9 million and $36.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $174.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as and when needed could have a material adverse effect on our business, results of operations and financial condition.

As of September 30, 2021, we had cash and cash equivalents of $145.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into late 2023.

Impact of the COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, a number of governmental orders and other public health guidance measures have been implemented across much of the United States, including in the locations of our office, clinical trial sites and third parties on whom we rely. We anticipate that our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, we have implemented a work-from-home policy allowing employees who can work from home to do so. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now limited, and online and teleconference technology continues to be used regularly to meet virtually in order to limit in-person interactions. We expect to increase our employee presence in our offices in the coming months but we continue to monitor health guidance measures and may adjust our plans based upon the status of the pandemic at that time. Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories could be delayed.

Components of Operating Results

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical and clinical studies under our research programs, which include:

•
employee-related expenses, including salaries, bonuses, benefits and stock-based compensation expense for our research and development personnel;
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

We track external research and development costs on a program-by-program basis beginning, with respect to each program, upon our internal nomination of a candidate in that program for further preclinical and clinical development. For example, ONCR-021 and ONCR-788 were both nominated as candidates in May 2021, at which time we began tracking their external research and development costs. External costs include fees paid to consultants, contractors and vendors, including contract manufacturing organizations, or CMOs, and clinical research organizations, or CROs, in connection with our preclinical, clinical and manufacturing activities and license milestone payments related to candidate development. We do not allocate employee costs, costs associated with our discovery efforts, costs incurred for laboratory supplies, and facilities, including depreciation, or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

General and Administrative Expenses

General and administrative expenses include salaries, bonuses and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, business development, operations and administrative roles. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, audit and tax fees, recruiting costs, costs for consultants who we utilize to supplement our personnel and insurance costs. General and administrative expenses also include travel costs, facility and office-related costs that are not included in research and development expenses, as well as depreciation and amortization.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside service providers, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, and Nasdaq listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Other Income (Expense)

Other income (expense) primarily includes changes in fair value of the Series B tranche rights and interest income, net. Included in the terms of the Series B stock purchase agreement in August 2019 were tranche rights granted to the holders of the Series B. The tranche rights provided the Series B holders with the right to purchase additional shares of Series B in an additional tranche under certain events. The tranche rights met the definition of a freestanding financial instrument as the tranche rights were legally detachable and separately exercisable from the Series B. The tranche rights were initially recorded at fair value as a liability on our consolidated balance sheet. The tranche rights were subsequently re-measured at fair value at the end of each reporting period and at settlement, which occurred in September 2020, when the second and final tranche of the Series B financing closed. Changes in the fair value were recognized as a component of other income (expense) in the three and nine months ended September 30, 2020. Interest income primarily consists of interest income from our cash and cash equivalents.

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE		NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$11,299	$6,927	$4,372	63%	$30,406	$19,560	$10,846	55%
General and administrative	5,440	1,973	3,467	176%	14,550	6,032	8,518	141%
Total operating expenses	16,739	8,900	7,839	88%	44,956	25,592	19,364	76%
Loss from operations	(16,739)	(8,900)	(7,839)	-88%	(44,956)	(25,592)	(19,364)	-76%
Total other income (expense), net	11	(10,631)	10,642	-100%	37	(11,140)	11,177	-100%
Net loss	$(16,728)	$(19,531)	$2,803	14%	$(44,919)	$(36,732)	$(8,187)	-22%

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$2,362	$2,282	$80
ONCR-021	825	—	825
ONCR-788	304	—	304
Platform development, early stage research and unallocated expenses:
Employee compensation and related	4,153	2,131	2,022
External research, development and consulting	234	874	(640)
Laboratory supplies	988	821	167
Facility-related	1,689	349	1,340
Other expenses	744	470	274
Total research and development	$11,299	$6,927	$4,372

Research and development expenses increased from $6.9 million for the three months ended September 30, 2020 to $11.3 million for the three months ended September 30, 2021. The increase of $4.4 million, or 63%, was primarily the result of:

•
a $1.1 million increase in direct external expenses for our product candidates ONCR-021 and ONCR-788, which was attributable to pre-clinical development costs that were incurred subsequent to their respective candidate nominations in May 2021;
•
a $2.0 million increase in employee compensation costs, including salaries, bonus and employee benefits, due to increased headcount in 2021 as compared to 2020. Employee compensation costs also increased due to higher stock compensation expense incurred from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020;
•
a $0.6 million decrease in external research, development and consulting costs as costs in this category related to ONCR-021 and ONCR-788 are now being captured as program costs following their candidate nominations in May 2021;
•
a $0.2 million increase in laboratory supplies driven by our increased headcount and activities;
•
a $1.3 million increase in facility costs related to rent expense for our manufacturing facility in Andover, Massachusetts for which we entered into a lease in late 2020; and

•
a $0.3 million increase in other expenses primarily related to increased support costs related to our growth.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Employee compensation and related	$2,530	$775	$1,755
Professional service and consultant fees	2,345	890	1,455
Facility-related	76	112	(36)
Other expenses	489	196	293
Total general and administrative expenses	$5,440	$1,973	$3,467

General and administrative expenses increased from $2.0 million for the three months ended September 30, 2020 to $5.4 million for the three months ended September 30, 2021. The increase of $3.5 million, or 176%, was primarily the result of:

•
a $1.8 million increase in employee compensation costs primarily related to higher stock compensation expense incurred from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020 as well as higher salaries, bonus and employee benefits costs, due to increased headcount in 2021 as compared to 2020;
•
a $1.5 million increase in professional service and consultant fees primarily related to increased costs related to operating as a public company, including increased insurance expense, increased consultant costs to support our personnel and increased recruiting costs related to our headcount growth; and
•
a $0.3 million increase in other expenses primarily related to increased support costs related to our growth.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2021 improved by $10.6 million compared to the three months ended September 30, 2020. We recognized a $10.6 million loss associated with the change in fair value of the Series B tranche rights during the three months ended September 30, 2020. Since the Series B tranche rights were settled in September 2020, there was no loss recognized in the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$6,770	$6,540	$230
ONCR-021	1,293	—	1,293
ONCR-788	388	—	388
Platform development, early stage research and unallocated expenses:
Employee compensation and related	10,687	6,170	4,517
External research, development and consulting	1,800	2,444	(644)
Laboratory supplies	2,848	2,170	678
Facility-related	4,743	1,034	3,709
Other expenses	1,877	1,202	675
Total research and development	$30,406	$19,560	$10,846

Research and development expenses increased from $19.6 million for the nine months ended September 30, 2020 to $30.4 million for the nine months ended September 30, 2021. The increase of $10.8 million, or 55%, was primarily the result of:

•
a $0.2 million increase in direct external expenses for our product candidate ONCR-177, which was attributable to increased clinical trial costs associated with our Phase 1 trial of ONCR-177;

•
a $1.7 million increase in direct external expenses for our product candidates ONCR-021 and ONCR-788, which was attributable to pre-clinical development costs that were incurred subsequent to their respective candidate nominations in May 2021;
•
a $4.5 million increase in employee compensation costs, including salaries, bonus and employee benefits, due to increased headcount in 2021 as compared to 2020. Employee compensation costs also increased due to higher stock compensation expense incurred from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020;
•
a $0.6 million decrease in external research, development and consulting costs as costs in this category related to ONCR-021 and ONCR-788 are now being captured as program costs following their candidate nominations in May 2021;
•
a $0.7 million increase in laboratory supplies driven by our increased headcount and activities;
•
a $3.7 million increase in facility costs related to rent expense for our manufacturing facility in Andover, Massachusetts for which we entered into a lease in late 2020; and
•
a $0.7 million increase in other expenses primarily related to increased support costs related to our growth.

General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Employee compensation and related	$6,270	$2,453	$3,817
Professional service and consultant fees	6,707	2,560	4,147
Facility-related	282	357	(75)
Other expenses	1,291	662	629
Total general and administrative expenses	$14,550	$6,032	$8,518

General and administrative expenses increased from $6.0 million for the nine months ended September 30, 2020 to $14.6 million for the nine months ended September 30, 2021. The increase of $8.5 million, or 141%, was primarily the result of:

•
a $3.8 million increase in employee compensation costs primarily related to higher stock compensation expense from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020 as well as higher salaries, bonus and employee benefits costs, due to increased headcount in 2021 as compared to 2020;
•
a $4.1 million increase in professional service and consultant fees primarily related to increased costs related to operating as a public company, including increased insurance expense, increased consultant costs to support our personnel and efforts and increased recruiting costs related to our headcount growth; and
•
a $0.6 million increase in other expenses primarily related to increased support costs related to our growth.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2021 improved by $11.2 million compared to the nine months ended September 30, 2020. We recognized a $11.3 million loss associated with the change in fair value of the Series B tranche rights in the nine months ended September 30, 2020. Since the Series B tranche rights were settled in September 2020, no loss was recognized in the nine months ended September 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2021, we funded our operations with gross proceeds of $306.3 million from sales of our redeemable convertible preferred stock, our IPO and our Follow-on Offering. As of September 30, 2021, our cash and cash equivalents totaled $145.6 million.

Cash Flows

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,386)	$(25,627)
Investing activities	(6,695)	(1,014)
Financing activities	53,379	35,374
Net increase in cash and cash equivalents	$15,298	$8,733

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $31.4 million and was primarily related to our net loss for the period of $44.9 million, partially offset by non-cash charges consisting of depreciation and amortization of $1.3 million and stock-based compensation expense of $4.7 million. Our net cash used in operating activities also included a net source of cash of $7.5 million related to changes in operating assets and liabilities as follows:

•
a net source of cash of $3.1 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;
•
a source of cash of $1.7 million from the reimbursement of certain tenant improvement allowances;
•
a net source of cash of $1.8 million from an increase in accrued expenses and other current liabilities primarily due to the timing of invoices; and
•
a net source of cash of $0.8 million from a decrease in prepaid expenses and other current assets primarily due to a decrease in payments to vendors in advance of services being performed.

Net cash used in operating activities for the nine months ended September 30, 2020 was $25.6 million and was primarily related to our net loss for the period of $36.7 million, partially offset by non-cash charges consisting of depreciation and amortization of $1.0 million, stock-based compensation expense of $1.0 million and the change in fair value of Series B tranche rights of $11.3 million. Our net cash used in operating activities also included a net use of cash of $2.1 million related to changes in operating assets and liabilities as follows:

•
a net use of cash of $0.9 million from a decrease in accrued expenses and other current liabilities primarily due to the timing of invoices;
•
a net use of cash of $0.8 million due to an increase in prepaid expenses and other current assets primarily due to increased payments to vendors in advance of services being performed;
•
a net use of cash of $0.5 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments; and
•
a net source of cash of $0.1 million from an increase in accounts payable due to overall expense growth and the timing of invoices.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $6.7 million and $1.0 million, respectively. These investing activities in 2021 were associated with leasehold improvements and purchases of laboratory equipment for our Andover facility and in 2020 related to leasehold improvements at our Cambridge facility and the purchase of laboratory equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $53.4 million and primarily consisted of net proceeds from our Follow-on Offering. Net cash provided by financing activities for the nine months ended September 30, 2020 was $35.4 million and primarily consisted of net proceeds from the issuance of Series B shares in a private financing.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, initiate clinical trials, continue the buildout of our Andover manufacturing facility and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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
•
the costs associated with the ongoing buildout of our Andover facility;
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
•
our headcount growth and associated costs as we expand our business operations, research and development activities and manufacturing capabilities; and
•
the costs of operating as a public company.

Our cash and cash equivalents as of September 30, 2021 will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Contractual Obligations

As of September 30, 2021, there have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2020 and the nine months ended September 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On October 1, 2020, our Registration Statement on Form S-1, as amended (File No. 333-248757), was declared effective in connection with the IPO of our common stock, pursuant to which we registered an aggregate of 6,670,000 shares of our common stock, of which we sold 6,557,991 shares, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The offering closed on October 6, 2020, and, as a result, we received net proceeds of $88.3 million (after deducting underwriters’ discounts and commissions of approximately $6.9 million and additional offering related costs of approximately $3.2 million). The joint book-running managers of the offering were Jefferies LLC, Evercore Group L.L.C. and Piper Sandler & Co.

No expenses incurred by us in connection with our IPO were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on October 2, 2020.

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

10.1*	Amended and Restated First Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the Registrant, dated as of October 25, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
1
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ONCORUS, INC.

Date: November 3, 2021	By:	/s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ John McCabe
John McCabe
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)