Form 10-K
period 2021-12-31
Oncorus, Inc.
filed 2022-03-09
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39575

G

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2021 (the last business day of the Registrant's most recently completed second quarter) was $243.1 million, based on the closing price of the Registrant’s common stock on The Nasdaq Global Market on that date.

The number of shares of Registrant’s common stock outstanding as of March 8, 2022 was 25,884,023.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•

the initiation, timing, progress and expected results of our preclinical studies and clinical trials for product candidates from our oncolytic HSV-1 platform, or HSV Platform, including our ongoing Phase 1 clinical trial of ONCR-177 and the reporting of additional clinical data from this trial;

•

the initiation, timing, progress and expected results of our preclinical studies and planned clinical trials for product candidates from our selectively self-amplifying viral RNA immunotherapy platform, or vRNA Immunotherapy Platform, including ONCR-021 and ONCR-788;

•

the success of our research and development efforts in identifying and developing potential future product candidates from our HSV Platform, including ONCR-GBM, along with potential future product candidates from our vRNA Immunotherapy Platform;

•	the potential therapeutic benefit of our therapies and their ability to improve upon existing immuno-oncology therapies, including other viral immunotherapies and immune checkpoint inhibitors;

•	the ability of our HSV Platform to overcome the safety versus potency trade-off and its ability to stimulate multiple arms of the innate and adaptive immune system;

•	the ability of our selectively self-amplifying vRNA Immunotherapy Platform to avoid the challenges associated with neutralizing antibodies;

•	our manufacturing capabilities and the buildout of our good manufacturing practices, or GMP, compliant facility and related operational timelines;

•

the timing of certain regulatory milestones, including the submission of investigational new drug applications, or INDs, and our ability to receive the required regulatory approvals and clearances to successfully market and sell our products in the United States and certain other countries;

•	impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines;

•	our expectations regarding the potential market size and the rate and degree of market acceptance for any product candidates that we develop;

•	the commercialization of our product candidates, if approved;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	the effects of competition with respect to our current or future product candidates, as well as innovations by current and future competitors in our industry;

•	our ability to fund our working capital requirements;

•	our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates;

•	our financial performance and our ability to effectively manage our anticipated growth;

•	the sufficiency of our current cash resources and our ability to obtain additional funding for our operations; and

•	other risks and uncertainties, including those listed under the “Risk Factors” section of this Annual Report.

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

•	We have never generated any revenue from product sales and may never become profitable.

•	Our product candidates are in the early stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.

•

We currently have only one product candidate, ONCR-177, in clinical development. A failure of ONCR-177 in clinical development or its inability to demonstrate sufficient efficacy to warrant further clinical development relative to other drug candidates in the market would adversely affect our business and may require us to discontinue development of other product candidates based on the same therapeutic approach.

•	We are subject to multiple manufacturing risks, any of which could substantially increase our costs, limit supply or our product candidates and result in delays in our clinical trials.

•

We currently rely on contract manufacturing organizations, or CMOs, to supply components of and manufacture ONCR-177. The loss of these CMOs or their failure to meeting their obligations to us could affect our ability to develop ONCR-177 and our other product candidates in a timely manner.

•

If the manufacturers upon which we rely fail to produce any product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, any product candidates, which may have an adverse effect on our business.

•	The COVID-19 pandemic and other public health crises could materially and adversely affect our business, including the conduct of preclinical studies and clinical trials and our manufacturing efforts.

•	Preclinical and clinical development involve a lengthy and expensive process with uncertain outcomes, and delays can occur for a variety of reasons outside of our control.

•	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

•	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

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

•

We are highly dependent on our key personnel. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

v

PART I

Unless otherwise stated or the context otherwise indicates, references to “Oncorus,” the “Company,” “we,” “our,” “us,” or similar terms refer to Oncorus, Inc.

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on developing next-generation, systemically active viral immunotherapies to transform outcomes for cancer patients. Using our two proprietary platforms, we are developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells and deliver transgenes to stimulate multiple arms of the immune system against tumors. We believe the therapies that we are developing will bring significant benefit to many patients who are currently underserved by approved immuno-oncology therapies, including other viral immunotherapies and immune checkpoint inhibitors.

Our lead product candidate, ONCR-177, is an intratumorally, or iTu, administered viral immunotherapy based on our oncolytic HSV-1 platform, referred to as our HSV Platform, which leverages the Herpes Simplex Virus type 1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. We are also developing a broad pipeline of product candidates that leverages our second platform, our selectively self-amplifying viral RNA, or vRNA, immunotherapy platform, referred to as our vRNA Immunotherapy Platform, which aims to enable repeat intravenous, or IV, administration of viral immunotherapies to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons, such as cancers of the lung.

Viral immunotherapies cause immunogenic cell death by way of viral oncolysis, which has the added benefit of exposing all the tumor’s neoantigens to the immune system. These therapies can also be engineered to express multiple transgenes to further stimulate robust and durable patient-specific anti-tumor immune responses. Using our HSV Platform, we engineered ONCR-177 to overcome the limitations of existing viral immunotherapies by enhancing potency and driving strong systemic anti-tumor immune responses at injected as well as distant non-injected tumor sites, or abscopal activity. ONCR-177 is armed with five immunostimulatory transgenes—IL-12, CCL4, FLT3LG, a PD-1 antagonist nanobody and a CTLA-4 antagonist monoclonal antibody (which has the same amino acid sequence as ipilimumab)—a greater number of transgenes than viral immunotherapies that are either currently approved or in clinical development. In multiple preclinical cancer models, immune cells activated by ONCR-177 and its encoded payloads have been shown to drive both anti-tumor responses in injected tumors and abscopal activity. Product candidates from our HSV Platform, including ONCR-177, are designed to maintain full viral replication competency in tumors and are designed to be selectively attenuated in healthy tissues, meaning they replicate and express transgenes only in tumor cells while disabling potentially harmful effects on healthy tissues. In multiple preclinical cancer models, we observed that these attributes of ONCR-177 were achieved without either the systemic release of cytokines that can be associated with toxicity or significant presence of the virus in non-injected tumors or in circulation, in addition to favorable tolerability when administered via intravenous and intratumoral injection in a validated murine model of HSV-1 infection. We believe this combination of features allows our HSV Platform to overcome the safety versus potency trade-off that has generally limited the viral immunotherapy field to date. Based on safety and tolerability profile observed to date and its ability to stimulate multiple arms of the immune system to attack cancer systemically, we also believe that ONCR-177 has potential in pre-surgical, or neoadjuvant, settings.

In June 2020, we initiated our Phase 1 clinical trial of ONCR-177 in patients with several different types of solid tumors, including breast cancers and cutaneous tumors. We presented our preliminary findings from the Phase 1 clinical trial in November 2021 via a poster presentation at the 36th annual meeting of the Society for Immunotherapy of Cancer, or SITC. The presentation included data from 14 patients in the fully enrolled and completed dose escalation cohorts of the trial and five patients enrolled in the dose expansion monotherapy portion of the trial. In the fully enrolled and completed surface lesion dose escalation portion of the trial, ONCR-177 administered to heavily pretreated patients with advanced, injectable solid tumors was well tolerated with no dose-limiting toxicities. No treatment-related adverse events exceeded Grade 2, and the most common Grade 1 and 2 adverse events were fatigue, chills, nausea, and mild, dose-dependent cytokine release syndrome, or CRS. No infectious virions were detected in skin swabs, consistent with our expectations with respect to ONCR-177's safety profile. As of November 8, 2021, after four weeks of monotherapy treatment with ONCR-177 at the recommended Phase 2 dose, or RP2D, of 4x108 PFU in 4 mL (receiving two doses of ONCR-177), three of eight evaluable patients (one with cutaneous melanoma, one with squamous cell carcinoma of the head and neck, or SCCHN, and one with mucosal melanoma) had demonstrated clinical benefit. These consisted of one partial response in the patient with cutaneous melanoma as measured by calipers per Response Evaluation Criteria in Solid Tumors, or RECIST; one investigator-reported clinical response in the SCCHN patient in their injected lymph node; and one reported stable disease in the patient with mucosal melanoma as measured by RECIST 1.1 with additional improvement in cancer-related symptoms. Several findings from this trial suggest immune stimulation of the tumor microenvironment following administration of ONCR-177, including mild, dose-dependent CRS in association with increased interferon-gamma (IFNγ) and T-cell proliferation in blood, as well evidence of tumor PD-L1 expression and immune cell infiltration.

We have initiated enrollment in the surface lesion dose combination expansion portion of the clinical trial. Patients in the trial will receive ONCR-177 in combination with Merck's KEYTRUDA® (pembrolizumab), an immune checkpoint inhibitor. In addition, we are enrolling and currently dosing separate cohorts of patients with visceral tumors in the liver with the goal of showing additional safety data. We plan to report additional surface lesion monotherapy expansion data as well as initial surface lesion combination expansion data in the second half of 2022.

In addition to ONCR-177, we also have additional preclinical stage programs within our HSV Platform addressing both intratumoral and intravenous solutions to other unmet medical needs, including ONCR-GBM, our program designed to target brain cancer through intratumoral injection.

We are also pioneering viral immunotherapy programs for repeat intravenous administration through our selectively self-amplifying vRNA Immunotherapy Platform. Our IV-administered approach involves encapbsulating in a lipid nanoparticle, or LNP, the genomes of RNA viruses known to kill cancer cells, creating a selectively self-amplifying vRNA immunotherapy. We believe this approach will avoid the rapid immune clearance from circulation caused by neutralizing antibodies otherwise observed to date with IV-administered oncolytic viruses and thought to limit their effectiveness in the clinic. Once inside the tumor, the synthetic viral genome from our synthetic viruses is first amplified and then instructs tumor cells to synthesize actual infectious virions, which can cause tumor lysis before infecting nearby tumor cells while stimulating immune cell recruitment and activity.

Our two product candidates from our vRNA Immunotherapy Platform are ONCR-021 and ONCR-788. ONCR-021 encodes an optimized strain of Coxsackievirus A21, or CVA21, and ONCR-788 encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. We believe our selectively self-amplifying vRNA Immunotherapy Platform holds the potential for IV administration and avoids the challenge of neutralizing antibodies seen in previous approaches with IV-administered oncolytic viruses. We plan to investigate our novel vRNA immunotherapies in multiple histologies, including cancers of the lung, both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We plan to submit an IND to the U.S. Food and Drug Administration, or FDA, for ONCR-021 in mid-2023 to enable clinical development for non-small cell lung cancer and other cancers such as clear cell renal cell carcinoma and melanoma, both as a single agent and in combination with immune checkpoint inhibitors. Following the IND submission for ONCR-021 and pending further resources, we plan to submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments. In the process of developing our vRNA Immunotherapy Platform, we also developed a proprietary LNP platform intended to efficiently deliver large nucleic acids with minimal endosomal escape.

We plan to manufacture our product candidates at our approximately 105,000 square foot manufacturing facility in Andover, Massachusetts, 41,000 of which is specifically dedicated to processes that are compliant with good manufacturing practices, or GMP. We began process development activities at the facility in 2021 and we anticipate this facility will be operational in late 2022.

Our pipeline

The status of our current product candidates is shown in the table below. We have retained worldwide rights to all of our product candidates.

*Contingent upon availability of future funding

RoA = route of administration; NE = neuroendocrine.

Our founders, leadership team and key investors

Our company was co-founded by a team including MPM Capital executive partner Mitchell Finer, Ph.D., who has over three decades of experience in cancer immunotherapy, cell and gene therapy and regenerative medicine. Dr. Finer previously served as our chief executive officer, chief scientific officer and executive chairman and currently serves as Chairman of our board of directors. Our HSV Platform is based upon the work of renowned scientist Professor Joseph Glorioso III, Ph.D., who is chairman of our scientific advisory board. Professor Glorioso has conducted over four decades of research related to the basic biology and genetics of herpes simplex virus and is a pioneer in the design and application of HSV-1 gene vectors.

Our leadership team has extensive experience in developing and manufacturing oncology therapies, including advancing product candidates from preclinical research through clinical development and commercialization. Our President and Chief Executive Officer, Theodore (Ted) Ashburn, M.D., Ph.D., was previously Head of Oncology Development at Moderna Therapeutics, Inc. and Global Head of Leukine® (rhu GM-CSF) and Elitek®/Fasturtec® (rasburicase) within Sanofi Oncology at Sanofi S.A., and also held multiple business development roles at Genzyme Corporation. Christophe Quéva, Ph.D., our Chief Scientific Officer and Senior Vice President, Research, previously served as chief scientific officer at iTeos Therapeutics SA. Before iTeos, he held successive senior positions at AstraZeneca, plc, Amgen, Inc. and Gilead Sciences, Inc. where he led or supported multiple drug discovery programs for oncology and inflammatory diseases, from target selection to commercial approval for small molecules and biologics. John Goldberg, M.D., our Chief Medical Officer, is a pediatric oncologist who trained at the Dana Farber Cancer Institute with clinical development experience at both H3 Biomedicine Inc. and Agenus, Inc.

Traditional cancer therapy, immunotherapy and the need for new options for cancer patients

The treatment of certain cancers has improved markedly over the past decade. Whereas many cancer treatments were historically limited to surgical removal, cytotoxic chemotherapy and/or radiation, recent advances target specific genetic changes in individual tumors or redirect the patient’s immune system, particularly T cells, to eliminate tumors and improve outcomes. Unfortunately, most patients are either not eligible for or do not respond to these therapies. For example, the efficacy of immune-based approaches in patients who qualify for this type of therapy is limited to around 12 percent. While these therapies have advanced the treatment of cancer for some patients, many are still underserved and therapies with improved clinical outcomes are still desperately needed.

The goal of immuno-oncology is to harness an individual’s immune system and better enable it to identify, attack and kill tumor cells and to form long-term immunologic memory against such tumors. We believe that the best way to significantly improve outcomes for cancer patients is to stimulate not only T cells, as has been the focus of approved immune checkpoint inhibitors, but also additional key immune cells within the innate and adaptive immune systems.

The immune system is generally divided into two arms, the innate and the adaptive, which are responsible for driving immediate and lasting anti-tumor responses. The innate immune system involves a diverse set of cells, including Natural-Killer, or NK, cells, macrophages and dendritic cells, all of which generate a rapid response to any foreign body, pathogen or tumor cell. The adaptive immune system is a second line of defense that is specific to a pathogen or antigen and is triggered when the innate immune system releases signals to activate and recruit cells from the adaptive immune system. The adaptive immune system is composed of T cells and B cells that can form immunologic memory, activating upon reintroduction of the initial antigen or pathogen. Many of the recent advances in immuno-oncology, such as immune checkpoint inhibitors, have focused on improving the function of T cells, which are a key cell type within a patient’s adaptive immune system.

We see a vast opportunity for therapies that can stimulate robust anti-tumor responses by activating both the innate and adaptive immune systems that also influence both the immunosuppressive tumor microenvironment and systemic immune responses. We believe that virus-based immunotherapies offer this potential benefit by delivering potent immune stimulating agents to tumors, including not only T cells, but also NK cells and dendritic cells, and, to inhibit immune suppression within tumors, immune checkpoint inhibitors.

Our focus—unlocking the full potential of viral immunotherapies to engage multiple arms of the immune system to transform outcomes for cancer patients

We believe that viral immunotherapies are the most promising modality available today to activate multiple arms of the immune system and improve outcomes for cancer patients. Viral immunotherapy selectively infects and destroys tumor cells and leverages key cell types from the patient’s innate and adaptive immune systems, resulting in a robust and durable anti-tumor response. In the process of directly killing the tumor, tumor-specific antigens and danger signaling molecules are released. These molecules recruit and activate the innate and adaptive immune responses to identify, attack and destroy tumors and to develop long-term immunity against such tumors. Viral immunotherapies can also be engineered to express transgenes to further stimulate and prevent downregulation of the immune system. Viral immunotherapies have several properties that differentiate them from other anti-tumor therapies, which make them particularly attractive additions to today’s anti-cancer arsenal, including the ability to:

▪
Selectively kill tumor cells. Viral immunotherapies can be designed to selectively kill tumor cells while sparing healthy cells. Tumor cells are often more vulnerable to killing by viruses than healthy cells because tumors often have diminished antiviral defenses, such as a downregulated interferon pathway, creating an environment conducive to viral replication.

▪
Create an inflammatory state that turns cold tumors hot. When tumor cells die following viral replication, the cells release tumor specific antigens and danger signals, which activate the innate immune system through multiple pattern recognition receptors, including TLRs, RIG-I and STING, and promote inflammation within the tumor microenvironment. This in turn attracts both innate and adaptive immune cells to the area. Viral immunotherapies have been shown in the clinic to transform so-called cold tumors with low numbers of infiltrated immune cells into hot tumors with high numbers of infiltrated immune cells, which are more likely to respond to checkpoint inhibitors.
▪
Cause the release and presentation of tumor-specific antigens. The breadth of tumor antigens that are presented by viral immunotherapy-induced tumor cell lysis is far greater than that of other anti-tumor vaccine approaches that rely on single antigens or small collections of neoantigens. Viruses kill tumor cells by way of an immunogenic, rather than apoptotic, cell death, which not only alerts and activates the immune system, but also causes the entire contents of the tumor cell to spill out. Tumor cell contents, including tumor-specific antigens or neoantigens, are thereby exposed to the immune system. These antigens can then be presented by the recruited innate immune cells, such as macrophages and dendritic cells, to cells of the adaptive immune system to stimulate highly effective antigen-specific immunity. By activating the adaptive immune response, anti-tumor T cells can then identify and attack all tumors in the body in addition to forming immunologic memory, which can provide patients with durable protective immunity.
▪
Express transgenes within the tumor microenvironment that encode for immunostimulatory proteins. Viruses can be engineered to carry transgenes into tumors where they can be expressed in high concentrations. These transgenes have the ability to encode immunostimulatory cytokines, immune checkpoint antibodies and other proteins that can further amplify anti-tumor immune responses. The ability of viral immunotherapies to deliver potent immunostimulatory factors directly to tumors with minimal systemic exposure represents a powerful method of amplifying the initial immune response by both stimulating the infiltrating immune cells and preventing their suppression in tumors, leading to improved outcomes for cancer patients.

These properties have been clinically validated by viral immunotherapies that are either currently approved or in clinical development. For example, talimogene laherparepvec, or T-VEC, was approved by the FDA in 2015 for the treatment of recurrent melanoma and is marketed as Imlygic® by Amgen. T-VEC is an attenuated oncolytic virus based on HSV-1, engineered to deliver a single transgene encoding for granulocyte macrophage colony stimulating factor, or GM-CSF. In a Phase 3 clinical trial in patients with metastatic melanoma, patients treated intratumorally with T-VEC monotherapy had a 26 percent objective response rate compared to 6 percent for the control arm, which was GM-CSF. Notably, responses to T-VEC occurred in only 34 percent of non-injected non-visceral lesions and 15 percent of non-injected visceral lesions (lesions that are not cutaneous, subcutaneous or nodal), compared to 64 percent of injected lesions, suggesting that, despite encouraging validation that this early-generation oncolytic virus can generate an immune response against a non-injected tumor, increased abscopal activity is needed to improve outcomes for patients.

Our HSV Platform—developing the next generation of oncolytic HSV-1-based viral immunotherapy

HSV-1 has emerged as the leading viral vector for immunotherapy due to its potency at killing tumor cells, its large and well-studied genome, its overall safety and sensitivity to acyclovir, and the regulatory approval pathway established by T-VEC. We designed our HSV Platform to develop improved viral immunotherapies that overcome the limitations in potency and in the ability to stimulate anti-tumor immunity that have both been encountered by previous viral immunotherapies and other immuno-oncology therapies. We also intend to develop therapies derived from this platform that will address multiple types of tumors, including our ONCR-GBM program designed to target brain cancer.

Our HSV Platform improves upon three basic characteristics of viral immunotherapies:

▪
Greater capacity to encode transgenes to drive systemic immunostimulatory activity. Using our proprietary technology, we are developing HSV-1-based product candidates with the ability to carry greater numbers of transgenes than viral immunotherapies that are either currently approved or in clinical development. The ability to deliver a combination of rationally and experimentally selected transgenes directly into tumors enables the promotion of greater systemic immunostimulatory activity than could otherwise be achieved. It also enables the delivery of multiple immunostimulatory agents directly to tumors, including those that cannot be safely dosed in patients due to systemic toxicities, such as IL-12.
▪
Retention of full replication competency to enable high tumor-killing potency. Using our proprietary HSV Platform, we are developing product candidates that retain their full ability to replicate in tumor cells. In contrast, current HSV-1-based viral immunotherapies that are either currently approved or in clinical development have introduced mutations which attenuate their replication competency in both normal and tumor tissues in order to limit toxicity. We believe this has the effect of lowering the potency of the virus in tumor cells and trading off potency for safety.
▪
Orthogonal safety strategies to allow tumor-specific replication. Our HSV Platform incorporates two highly innovative approaches to restrict viral activity to tumor cells while sparing healthy tissues. The first approach involves the insertion of gene regulatory elements known as microRNA target sequences within the genomes of viruses. The microRNAs complementary to these target sequences are primarily found only in healthy tissues and not in tumor tissues. The second approach involves a proprietary mutation in an HSV-1 protein known as UL37, which eliminates the virus’ ability to transport, replicate and establish latency inside neurons.

Our lead product candidate—ONCR-177

We are developing ONCR-177 for the treatment of multiple cancers. ONCR-177 is a replication-competent oncolytic HSV-1 viral immunotherapy for intratumoral injection carrying five transgenes designed to stimulate multiple arms of the immune system in order to maximize anti-tumor immune responses and abscopal responses in non-injected tumors. In preclinical experiments, we observed durable virus and immune system driven anti-tumor activity in injected tumors as well as abscopal activity. Our Phase 1 clinical trial of ONCR-177 in patients with several different types of solid tumors, including breast cancers and cutaneous tumors is ongoing. In November 2021, we reported data from the fully enrolled and completed surface lesion dose escalation part of the Phase 1 trial suggesting that ONCR-177 was well tolerated with no dose-limiting toxicities. We completed enrollment in the dose expansion portion of the trial and continue to enroll patients in the combination cohort, with future data readouts to include both additional surface lesion monotherapy expansion data and initial surface lesion expansion data in the second half of 2022.

ONCR-177 has broad application for multiple solid tumor indications

Each year in the United States, approximately 1.5 million patients are diagnosed with solid tumor cancers, and approximately 550,000 die from these diseases. Potentially any patient with a solid tumor can be treated by intratumoral injection, so there is a large unmet medical need for effective intratumoral therapy. Cancers potentially most addressable by intratumoral therapy include breast cancers, including triple negative and hormone receptor positive breast cancers, SCCHN, both melanoma and non-melanoma skin cancer, and injectable visceral tumors that have spread to the liver. There are several advantages of administering potential therapies by intratumoral injection, including the ability to directly target the tumor, resulting in high local concentrations of therapeutic agent as well as lower systemic exposure to the therapy, which we believe could potentially limit systemic toxicities.

Key features of ONCR-177

We have designed ONCR-177 to achieve both oncolytic anti-tumor activity and potent immune system stimulation. We have applied our technologies to ONCR-177 to improve upon current HSV-1-based viral immunotherapies by engineering the virus to deliver directly into the tumor a greater number of transgenes than the viral immunotherapies that are either currently approved or in clinical development, as well as to retain its full replication competency while broadening tumor infectivity and preventing replication in healthy tissues.

Delivery of five immunostimulatory transgenes to stimulate systemic anti-tumor responses in both injected and non-injected tumors

Fundamental to our engineering of ONCR-177 is our proprietary deletion of the joint region in HSV-1, creating 25kb of additional payload capacity and enabling us to include a rationally and experimentally selected combination of five immunostimulatory transgenes. Our goal was to include a diverse set of transgenes that increase the overall potency of ONCR-177 in a broad range of potential tumors and, in particular, improve abscopal activity. In our selection process, we evaluated 15 potential transgenes, including GM-CSF, the transgene included in T-VEC, and prioritized transgenes for inclusion in ONCR-177 based on their ability to enhance systemic anti-tumor immune responses in cancer models. We chose transgenes with the expectation that ONCR-177 would lead to their expression within these tumors with very limited systemic exposure. This feature allowed us to consider transgenes with promising anti-tumor activity that are challenging to deliver intravenously as monotherapy or in combination with other anti-cancer therapies, due to their inherent toxicities. We prioritized combinations of transgenes that work through complimentary, but not overlapping, mechanisms to stimulate multiple arms of the immune system. Our evaluations suggest that the optimal combination of transgenes within ONCR-177 is:

▪
Interleukin-12, or IL-12—IL-12 is a potent stimulatory cytokine with established anti-tumoral properties. IL-12 displays multifaceted activities leading to broad immune stimulation of both innate immune cells, such as NK cells, and adaptive immune cells, such as T cells. Intravenous administration of IL-12 has demonstrated potent anti-tumor activity in preclinical cancer models; however, its clinical development as a systemic agent has been limited by its toxicity profile. Intratumoral delivery of IL-12 by ONCR-177 strongly stimulated abscopal activity in preclinical cancer models without causing systemic toxicity.
▪
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
▪
Fms-like tyrosine kinase 3 ligand, or FLT3LG—FLT3LG is a major growth factor that stimulates the proliferation and commitment of classical tumor antigen cross presenting dendritic cells, which are critical for anti-tumor immune responses. We have also shown that the addition of FLT3LG enhanced the abscopal anti-tumor activity of a virus expressing IL-12 in preclinical models.

▪
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
▪
CTLA-4 antagonist monoclonal antibody; identical in sequence to ipilimumab—CTLA-4 is a clinically validated immune checkpoint inhibitor that regulates the activation of T cells independently from PD-1. Co-targeting of CTLA-4 and PD- 1 by intravenous administration of blocking antibodies has increased clinical efficacy but is associated with significantly greater toxicities. Inclusion of these two clinically validated immune checkpoint inhibitors in ONCR-177 has the potential to deliver a synergistic activation of anti-tumor immunity with improved tolerability, which we believe will be a result of the intratumoral route of administration.

The multiple mechanisms of action mediated by ONCR-177’s inherent oncolytic activity together with the immune stimulation elicited by the viral infection and the expression of these five transgenes are illustrated in the figure below.

Figure 1. Mechanisms of action of ONCR-177. ONCR-177 infected cells allow the production of five payloads as well as viral replication that induces cancer cell oncolysis. The oncolysis results in the release of all tumor antigens and also signals trigger inflammation. CCL4 and FLT3LG can induce the recruitment and differentiation of tumor antigen presenting dendritic cells and IL-12 activates the NK cells and T cells to enhance their cytolytic activity. CTLA-4 blockade promotes the priming and activation of T cells while the PD-1 antagonist prevents the exhaustion of T cells. The T cells can migrate to the other tumor sites to enable abscopal responses.

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

Figure 2. Impact of inclusion of γ34.5 in our HSV Platform product candidates. Inclusion of γ34.5 in our HSV-1 vectors allows replication in presence of IFNα compared to a γ34.5 deleted virus for which complete suppression of replication is observed in the presence of interferon. Abbreviations: PFU=plaque-forming units.

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

Broaden tumor infectivity and increasing the rate of infection

To enhance the ability of HSV-1 to infect a broad spectrum of tumor cells, we have introduced a set of specific mutations in the HSV-1 gB protein, which is a surface glycoprotein that mediates viral entry into cells during infection. These mutations, referred to as gB:N/T mutations, have been shown to increase the range of cells that HSV-1 can infect in addition to increasing the rate of infection. Studies published by one of our co-founders, Professor Glorioso in the Journal of Virology in 2012, showed that introduction of these mutations into otherwise identical copies of HSV-1 viruses lead to greatly enhanced infectivity of cell lines, including those lacking the normal receptors for HSV-1. We believe gB:N/T mutations enable our HSV-1-based product candidates to generate robust infections in a broad spectrum of tumor cells and increase the rate of infection.

Tissue-specific safety controls

We balanced the native viral replication competency and increased infectivity in the development of ONCR-177 with a set of specific genetic safety switches that prevent ONCR-177 from replicating in non-tumor cells and also causing latent infections in neuronal cells using two orthogonal safety strategies. First, we implemented a series of conditional genetic switches in the genetic sequence of ONCR-177 that limit the ability of ONCR-177 to replicate in non-tumor cells. These switches are controlled by the presence of RNA molecules, referred to as microRNAs or miRs, and selectively disable key viral genes responsible for HSV-1 replication and pathogenicity in healthy tissues by targeted RNA silencing via the RNA-induced silencing complex. The microRNAs we selected for ONCR-177 attenuation are differentially expressed in tumors versus healthy tissues as detailed below.

Figure 3. Principle for microRNA, or miR, dependent attenuation of ONCR-177 in healthy tissues. microRNA target sequences, or miR-T, engineered into our HSV product candidates function as conditional switches to control viral replication based on the expression of their complementary microRNAs that were selected to be absent or expressed at low level in tumors versus to normal healthy tissues.

Our attenuation strategy is based on the differential expression of this subset of microRNAs in cancer compared to healthy tissues

To identify these microRNAs, we conducted a quantitative analysis of 800 regulatory microRNAs in normal and tumor cells. As triggers for the shutdown of ONCR-177 in healthy cells, we chose a set of ten microRNAs from this analysis that are highly expressed in tissues such as those of the nervous system, skeletal and cardiac muscle, and organs such as the liver and pancreas and not expressed in the tumors we intend to treat with ONCR-177.

Figure 4. The heatmap above shows the differential expression of the microRNAs selected for ONCR-177 attenuation in cancer compared to healthy tissues. Abbreviations: Mal.=malignant.

We introduced microRNA target sequences into four critical HSV-1 genes such that the presence of the corresponding microRNAs in healthy tissues would prevent viral replication and disease development. These genes include infected-cell polypeptide 4, or ICP4, and infected-cell polypeptide 27, or ICP27, both of which are transcriptional regulatory proteins essential for viral growth; UL8, a component of the viral replication complex, which we identified as an essential gene for viral replication; and γ34.5, which is required for inhibition of host cells’ antiviral response. This microRNA attenuation strategy for ONCR-177 is reflected in the figure below.

Figure 5. Overview of ONCR-177 microRNA attenuation strategy. Four cassettes, each containing three microRNA target sequences (miR-T), are inserted in the non-coding region of the HSV-1 gene to control its replication.

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

We also introduced a set of mutations in the gene coding for UL37 that are intended to prevent HSV-1 transport in neurons and to inhibit replication and latency in this cell type. In published in vitro and animal model preclinical studies, HSV-1 containing these mutations was unable to infect the nervous system. In addition, although dosing of unmodified HSV-1 in mice causes neuronal toxicity and hind limb paralysis, as described below, we have demonstrated that our attenuated viruses are well tolerated with no signs of neuronal toxicity.

Designed to optimize the manufacturing of clinical and commercial material

We are focused on developing a manufacturing process for ONCR-177 that is designed to optimize production of clinical-grade material at scale. We have developed a closed, serum-free process with the potential to lead to a high yield and overall low cost of goods. While we currently leverage a commercial CMO for production of our initial batches of clinical material, our process development activities at our approximately 105,000 square foot manufacturing facility in Andover, Massachusetts (41,000 of which is specifically dedicated to processes that are compliant with GMP) are ongoing in an effort to support ONCR-177 and our advancing pipeline of product candidates.

Preclinical data supporting our clinical development plan

We intend to develop ONCR-177 for patients who have injectable tumors, including patients with tumors that are not typically responsive to immunotherapy, and patients with tumors that do typically respond to immunotherapy but for whom the clinical benefit rate remains low, such as SCCHN and triple-negative breast cancer, or TNBC. We dosed our first patient in the Phase 1 clinical trial of ONCR-177 in June 2021 and released preliminary safety and tolerability data in November 2021. Our clinical development plan for ONCR-177 in metastatic tumors includes our ongoing monotherapy evaluation of safety and activity, as well as combination studies to evaluate any additional benefits from PD-1 inhibitors, in addition to evaluation in neoadjuvant settings. These strategies are supported by the preclinical data described below.

mONCR-177 activity in multiple tumor models regardless of sensitivity to immune checkpoint inhibitors or immunotherapy

We assessed anti-tumor activity of mONCR-177 across five syngeneic mouse tumor models representing a diverse range of permissivity to HSV-1 and baseline T cell tumor infiltration. In addition to mONCR-177, many of these studies included ONCR-159, the base vector for ONCR-177 that lacks payloads, as a comparator. In these preclinical experiments, mONCR-177 exhibited greater activity in both the injected tumor and non-injected tumors compared to the same dose of ONCR-159, suggesting that mONCR-177 activity is related, at least in part, to its immunostimulatory payloads.

We tested the following models, which are listed in order of decreasing response to existing immunotherapy approaches, such as PD-1 and CTLA-4 antagonists:

▪
MC38, a colon carcinoma cell line originally derived from a strain of mouse that is poorly sensitive to HSV-mediated oncolysis. This tumor model represents a T cell infiltrated inflamed hot tumor that responds to systemic PD-1 immune checkpoint inhibitor therapy; however, it represents a higher bar for HSV therapy compared to the A20 model described below.
▪
A20, a B cell lymphoma cell line that is moderately to poorly infiltrated with T cells and marginally responsive to single-agent immune checkpoint inhibitors such as PD-1 or CTLA-4.
▪
CT26, a colon carcinoma cell line that grows robustly as syngeneic allografts in mice. The immune contexture of CT26 tumors suggests a heterogeneous assortment of immune cells arrayed in largely balanced proportions of effector and suppressive phenotypes. Importantly, these tumors are resistant to the murine version of T-VEC and are insensitive to anti-PD-L but responsive to CTLA-4 antagonists.
▪
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
▪
4T1, a mouse breast carcinoma cancer cell line that when implanted subcutaneously or orthotopically spontaneously metastasizes to internal organs, most notably to the lungs. 4T1 is representative of an immunosuppressed tumor microenvironment and is resistant to many types of immunotherapies, including antagonists to immune checkpoints, such as PD-1 and CTLA-4, and viral immunotherapies, including HSV.

As illustrated in the four figures below, MC38, A20, CT26 and B16F10N1 subcutaneous tumors responded to mONCR-177, demonstrating decreased tumor growth and significant regression. In these bilateral flank tumor models, one tumor is typically injected with a viral immunotherapy or placebo, while the tumor on the opposite flank is not injected. In these models, significant tumor growth inhibition and regressions were observed in injected tumors as well as non-injected tumors demonstrating that mONCR-177 has strong abscopal activity. The low levels of abscopal activity in ONCR-159 treated tumors indicate that the abscopal activity of mONCR-177 is dependent on its immunostimulatory payloads. In the 4T1 model of breast cancer, mONCR-177 injection in the subcutaneous tumor led to a significant inhibition of lung metastasis. We believe that the ability to suppress the development of non-injected rapidly growing tumors or metastatic disease is a critical attribute of mONCR-177 indicating the potential to produce systemic anti-tumor immunity. If this activity is also seen in patients, we believe it could provide two noteworthy benefits: not only could it allow patients with known metastatic disease to be treated without requiring metastases to be specifically identified and injected, but it may also lead to the suppression of metastases that are still too small to detect in patients with earlier-stage cancers.

Figures 6-9. Activity of mONCR-177 in the A20, MC38, CT26 and B16F10N1 models. Error bars indicate group mean +/- standard error of the mean of tumor volumes for both the right and left flank tumors after intratumoral administration of phosphate-buffered saline, or PBS, control or mONCR-177 into the right flank tumor or the injected tumor. Dosing was repeated every third day for a total number of three doses. Tumors were measured bi-weekly (n=10 in A20, MC38 and B16F10N1 and n=12 in CT26).

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

Figure 10. T cell infiltration are recruited in injected and non-injected tumors after mONCR-177 intratumoral administration (n=5 per group).

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

Figure 11. mONCR-177 survival benefit was shown to be dependent on both CD8 T cells and NK cells in the A20 bilateral flank tumor model (n=10 per group).

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

Figure 12. mONCR-177 treatment shown to elicit specific and durable protective immunologic memory in mice bearing A20 with tumors previously completely regressed by mONCR-177 administration (mouse model on left, n=40, mONCR-177 treated group, n=10, PBS group; mouse model on right, n=10 per group).

We observed similar results in mice bearing CT26 tumors that received intratumoral injection of mONCR-177 and that were then subject to similar rechallenge studies involving the CT26 tumor model, as shown below.

Figure 13. Treatment with mONCR-177 is shown to lead to long-term survival in the CT26 bilateral mouse model (left) (n=12 per group) and to development of protective immunity as demonstrated by tumor rejection and survival in mice that completely regressed CT26 tumors and were rechallenged by the same tumor (right) (n=5 per group).

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

Figure 14. Activity of mONCR-177 and anti-PD-1 combination therapy in the MC38 tumor model. CR=complete response (n=10 per group). ns: non-significant; *p<0.05; *** p<0.0001, 2-way ANOVA on Day 18.

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

Figure 15. Activity of mONCR-177 in the 4T1 tumor model (n=10 per group).

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

Figure 16. Pre-existing immunity to HSV-1 is shown not to change the anti-tumor activity of mONCR-177 (n=10 per group). CR=Complete response.

Together, these results show that pre-existing immunity to HSV-1 has no apparent effect on either the in situ or abscopal anti-tumor activity of mONCR-177 and further supports the development of ONCR-177 in patients with solid tumors across multiple histologies.

Preliminary data from ongoing Phase 1 clinical trial of ONCR-177

On November 12, 2021, we delivered a poster presentation at SITC’s 36th Annual Meeting, which included preliminary findings from Part 1 of our Phase 1 clinical trial of ONCR-177, including data from 14 patients in the fully enrolled and completed dose escalation cohorts and five patients enrolled in the dose expansion monotherapy portion of the trial, as of November 1, 2021, the cut-off date for the SITC poster submission, in addition to incremental patient data as of November 8, 2021 that was presented live at SITC.

In the fully enrolled and completed surface lesion dose escalation portion of the Phase 1 clinical trial, ONCR-177 administered to heavily pretreated patients with advanced, injectable solid tumors was well tolerated with no dose-limiting toxicities. No treatment-related adverse events exceeded Grade 2, and the most common Grade 1 and 2 adverse events were fatigue, chills, nausea, and mild, dose-dependent cytokine release syndrome, or CRS. No infectious virions were detected in skin swabs, consistent with our expectations with respect to ONCR-177’s safety profile. As summary of treatment-related adverse events experienced by this patient population at the RP2D is shown in the table below.

$4x10^8$ (RP2D) N=9		$4x10^8$ (RP2D) N=9
Preferred Term	**Grades 1-2 N (%)**	**Preferred Term**	**Grades 1-2 N (%)**
Any Event	7 (77.8)	Cellulitis of face	1 (11.1)
Fatigue	4 (44.4)	Pain in knee	1 (11.1)
Injection site pain	1 (11.1)	Eyelid twitching	1 (11.1)
Rash vesicular	1 (11.1)	Dry skin face	1 (11.1)
Diarrhea	1 (11.1)	Cytokine Release Syndrome	2 (22.2)
Vomiting	1 (11.1)	Chills	4 (44.4)
Decreased appetite	1 (11.1)	Nausea	3 (33.3)
Headache	1 (11.1)	Hypotension	2 (22.2)
Hyponatremia	1 (11.1)

As of November 1, 2021, seven heavily pretreated patients had been enrolled in the ongoing surface lesion, histology-specific monotherapy expansion cohorts of the trial. As of such date, four of these patients were evaluable, one patient went off study after a single dose and is not evaluable, and two were too early in their treatment course to be evaluable.

The four evaluable monotherapy expansion patients referred to above are in addition to four evaluable monotherapy escalation patients treated at the RP2D. As of November 8, 2021, after four weeks of monotherapy treatment with ONCR-177 at the RP2D, 4x108 PFU in 4 mL (two doses), three of eight evaluable patients (one with cutaneous melanoma, one with SCCHN, and one with mucosal melanoma) demonstrated clinical benefit as follows:

•
Partial response in a patient with cutaneous melanoma as measured by calipers per RECIST 1.1 (the surface tumor was not measurable by CT scan);
•
Investigator-reported clinical response in a SCCHN patient in injected lymph node after four weeks; and
•
Stable disease in a patient with mucosal melanoma as measured by RECIST 1.1 with improvement in cancer-related symptoms.

As summary of the data observed for these eight evaluable patients dosed at the RP2D as of November 1, 2021 is shown in the plot below.

CR = complete response; PR = partial response; SD = stable disease; PD = progressive disease

Several findings from the study thus far suggest immune stimulation of the tumor microenvironment, including mild, dose-dependent CRS in association with increased interferon-g (IFN-g) and T-cell proliferation in blood, as well evidence of tumor PD-L1 expression and immune cell infiltration.

ONCR-177 clinical development plans

In June 2020, we began enrolling patients in an ongoing Phase 1 dose escalation basket trial of ONCR-177. In November 2021, we presented preliminary findings from Part 1 of the trial, including data from 14 patients enrolled in the completed dose escalation cohorts and five patients enrolled in the dose expansion monotherapy cohorts as of the relevant data cut-off date.

Our Phase 1 clinical trial of ONCR-177 is designed to evaluate the safety, tolerability and initial efficacy of ONCR-177 administered alone and in combination with Merck’s KEYTRUDA in patients with advanced and/or refractory cutaneous, subcutaneous or metastatic nodal solid tumors or with liver metastases of solid tumors. The primary endpoints in the trial are safety and tolerability both as monotherapy and in combination with KEYTRUDA. Secondary endpoints include anti-tumor responses and markers of immune activation. The trial is composed of two primary parts:

•
Part A—Surface lesion dose escalation (to determine RP2D) and tumor-specific dose expansion monotherapy, including in patients with breast cancer, melanoma and head and neck cancer expansion cohorts.
•
Part B—Surface lesion dose expansion combination with Merck's KEYTRUDA, including in patients with third-line TNBC, second-line melanoma and second-line head and neck cohorts.

The near-term objectives of Part A of the trial are to establish ONCR-177's safety and tolerability and RP2D, as well as to demonstrate monotherapy activity indicative of ONCR-177's anticipated efficacy profile. In addition, we are enrolling and currently dosing separate cohorts of patients with visceral tumors in the liver with the goal of showing additional safety data. We dosed the first patients in the combination arm of the trial (Part B) in late 2021, with the goal of identifying tumor types that are suitable for dosing in randomized registration-directed trials in combination with KEYTRUDA. We plan to report additional surface lesion monotherapy expansion data from Part A and initial surface lesion combination expansion data from Part B in the second half of 2022.

Our Phase 1 trial and early clinical development plan is summarized in the figure below.

Figure 17. Clinical development plan for ONCR-177 in advanced solid tumors. Our dose escalation included four dose levels starting at 1x106 PFU/dose in 1 mL, escalating in log increments up to 1x108 PFU/dose in 1 mL, with the final dose level at 4x108 PFU/dose in 4 mL, which was determined to be the RP2D. We intend to treat tumors with a concentration of 1x108 PFU/mL, up to 4 mL, with volume dependent on tumor size, similar to how talimogene laherparepvec is used today. *Basket study including breast cancer, squamous cell carcinoma of the head and neck (SCCHN) and melanoma.

Key safety and exploratory biomarkers our Phase 1 trial include ONCR-177 detection in skin swabs, anti-HSV-1 antibodies, ONCR-177 payloads in blood, peripheral inflammatory cytokines, immune infiltration of the tumor and PD-L1 immunohistochemistry, or IHC, expression.

We are also investigating potential clinical trials to assess the ability of ONCR-177 to demonstrate therapeutic benefit in neoadjuvant settings. We believe that the potential ability to induce immune responses without the consequences of systemic toxicities may represent an important mechanism to control tumor growth, prevent the spread of tumors, improve the ability to surgically remove tumors and perhaps reduce the need for surgery. For example, women who present with localized breast cancer suitable for resection, particularly women with TNBC, may be suitable candidates for ONCR-177 therapy. A clinical trial in this treatment setting reported recently by researchers at the Moffit Cancer Center demonstrated complete pathologic responses in five out of nine non-metastatic TNBC patients treated with T-VEC (NCT02779855). We plan to initiate a separate trial or cohort in our Phase 1 trial with ONCR-177 in such neoadjuvant settings, pending the results of our dose expansion trial in patients with advanced tumors, including those with TNBC.

Potential market opportunity for ONCR-177

Data from the combination arm of our Phase 1 clinical trial (Part B) will inform the indications that we plan to target for registration-directed trials, which are likely to take the form of randomized Phase 2/3 trials designed to demonstrate clinical benefit in high unmet need disease settings, including second and third-line melanoma, third-line TNBC and second and third-line SCCHN.

We believe that ONCR-177 has the potential to have anti-tumor activity in the broad spectrum of superficial, subcutaneous, and visceral tumors that can be treated by intratumoral injection. Our clinical development plan is focused on two strategies to address unmet medical needs: treatment of refractory patients with advanced diseases that have some but incomplete benefit from existing immunotherapies, beginning with cancers including TNBC and SCCHN, and treatment of tumors typically resistant to immunotherapy, using ONCR-177 to overcome lack of response. We will first focus development on later stage patients with fewer treatment options. Assuming we are able to demonstrate clinical proof of concept, we will then seek to address the problems of early-stage patients in, for instance, newly diagnosed, non-metastatic TNBC and neoadjuvant settings.

We believe that, because ONCR-177 combines six immunotherapy approaches in one viral immunotherapy while retaining full replication competency and an anticipated favorable safety profile, we should be able to generate robust clinical data, such as durable response rate and survival data. In addition, we believe that if ONCR-177 is approved, its commercial acceptance could benefit from the pioneering efforts of previous oncolytic viruses in that many centers now have experience administering infectious therapeutic agents directly into tumors. We also believe that the commercial acceptance of ONCR-177 could be enhanced by a clinical development plan that will focus on cancers that are unmet medical needs and have been difficult to treat such as SCCHN and TNBC, not primarily on melanoma. We believe that our data also suggest a role for ONCR-177 as both monotherapy and as part of combination therapy.

SCCHN disease background

SCCHN is the sixth most common form of cancer representing a broad category of cancers including tumors of the oral cavity, oropharynx, larynx, and hypopharynx that have been grouped anatomically. Each year, SCCHN is diagnosed in more than 900,000 people worldwide, with over 65,000 new cases and more than 14,600 deaths occurring in the United States alone. Five-year survival for newly diagnosed patients is 65 percent, however, approximately 20 percent patients present with metastatic disease where less than 40 percent of patients survive five years.

Currently available treatments for SCCHN involve combinations of chemotherapy, radiation and surgery. These treatments are associated with acute and long-term effects including swallowing dysfunction, dry mouth, and dental problems. Although immunotherapy is active in SCCHN, most patients who are treated with immune checkpoint inhibitors will eventually progress and will need additional treatment options. Both nivolumab and pembrolizumab were approved for patients with SCCHN that has progressed on prior platinum therapy in 2016, based on improved ORR. Pembrolizumab was recently approved in 2019 as the first-line treatment of patients with metastatic or unresectable, recurrent SCCHN. Pembrolizumab in combination with platinum and 5-FU is indicated for all SCCHN patients, whereas pembrolizumab as a single agent is indicated for SCCHN patients whose tumors express PD-L1 combined positive score, or CPS, of greater than or equal to 1. This first line approval is based on results from the Phase 3 KEYNOTE-048 trial, where pembrolizumab monotherapy demonstrated a significant improvement in overall survival, or OS, compared with the EXTREME regimen (cetuximab with carboplatin or cisplatin plus FU), a standard treatment, as monotherapy in patients whose tumors expressed PD-L1 (CPS of greater than or equal to 1) and in combination with chemotherapy in the total study population. Given that the progression free survival, or PFS, for all patients treated in this study was approximately five months, there is still clearly a substantial unmet medical need to bolster immunotherapy after progression from front line therapy in recurrent, unresectable or metastatic non-nasopharyngeal SCCHN. While T-VEC has also been studied in SCCHN, including in combination with pembrolizumab and safety has been manageable, to date activity has been modest compared to pembrolizumab monotherapy. The ONCR-177 trial will provide the opportunity to study a viral immunotherapy in patients eligible for second line therapies for whom pembrolizumab is no longer working, both as monotherapy and in combination with an immune checkpoint inhibitor such as pembrolizumab.

Breast cancer disease background

Breast cancer is the second leading cause of cancer death in women in the United States and worldwide. Approximately 281,550 women in the United States are diagnosed with breast cancer and approximately 43,600 die from this disease each year. Approximately 31,000 of these women will develop triple-negative breast cancer, and of these approximately 9,000 will progress to stage 3 TNBC. There is significant unmet need, especially in aggressive and relapsed forms of the disease. For example, TNBC tends to grow, spread and recur faster than most other types. Women with TNBC are also more likely to develop metastasis, and these women typically have a poorer prognosis than women with other types of breast cancer due to the lack of available therapies. Meeting the unmet medical needs in TNBC will require both more effective treatment in the non-metastatic setting, and more effective treatment for patients who already have metastases at diagnosis. Immunotherapy is showing promise in both settings, although there remains need for improvement. Additionally, while survival rates are better for hormone receptor positive disease, the subtype which the majority of patients with breast cancer have, for those who recur after standard treatments, new options to improve the immune response are also needed as such patients comprise the majority of poor outcomes in breast cancer.

In March 2019, the FDA granted accelerated approval to the first immunotherapy regimen in breast cancer, a combination of nab-paclitaxel and atezolizumab, an anti-PD-L1 immunotherapy, for the treatment of patients with unresectable locally advanced or metastatic PD- L1-positive TNBC. The addition of atezolizumab to nab-paclitaxel was shown by Schmid and colleagues to have increased the PFS from 5.5 to 7.2 months for patients whose tumors were PD-L1 positive, although there was no improvement in PFS for patients whose tumors were PD-L1 negative. Similarly, pembrolizumab combined with chemotherapy was associated with an improvement in PFS of 9.7 months versus 5.6 for chemotherapy alone in patients whose tumors expressed high PD-L1. Pembrolizumab was granted accelerated approval by FDA in November 2020, in combination with chemotherapy for the treatment of patients with PD-L1 positive TNBC. The accelerated approval for pembrolizumab in mTNBC was changed to full approval in July of 2021, and pembrolizumab was granted full approval for the neoadjuvant treatment of TNBC. While the accelerated approval of atezolizumab for mTNBC has been retracted due to lack of a confirmatory trial, pembrolizumab remains as standard of care for early TNBC (i.e., neoadjuvant) and for mTNBC. We believe that the immunostimulatory activity associated with ONCR-177 has the potential to further enhance this benefit, and may extend the benefit of immunotherapy to PD-L1 negative patients, who are the majority of metastatic TNBC patients, by virtue of increasing inflammation in the tumor microenvironment and upregulating PD-L1.

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

Additional product candidates being developed based on our HSV Platform

We are applying our HSV Platform technology towards the development of a portfolio of other viral immunotherapy product candidates, leveraging the knowledge and experience gained through the development of ONCR-177 and our other programs.

A second program utilizing our HSV platform will specifically target brain cancer, including glioblastoma multiforme, or GBM, the most frequent and aggressive form of brain cancer. We intend to leverage our knowledge of microRNA expression to engineer a microRNA attenuation strategy designed to protect healthy brain tissue and select a combination of payloads that address the specific drivers of immune suppression in brain cancer. We have initiated studies to select payloads and micro-RNA targets specific for brain cancer and anticipate candidate nomination in the second half of 2021.

Glioblastoma Multiforme background

GBM, with its typically poor prognosis, represents a particularly acute unmet medical need. In the United States, it is estimated that there are approximately 18,000 newly diagnosed patients each year and 13,000 deaths annually. Newly diagnosed high-grade patients have a median overall survival of 15 to 17 months; the 5-year-overall survival rate is only 5.6%. For patients in which disease recurred the prognosis is much worse, with a median overall survival of 6 to 8 months, while in patients who failed treatment with temozolomide and bevacizumab, or equivalent salvage chemotherapy, overall survival is reported being as short as 3 to 4 months. The current FDA-approved therapies bevacizumab, carmustine wafer, NovoTTF-100A, and lomustine are only marginally effective in extending overall survival in patients with recurrent GBM. The initial results from other companies’ clinical trials with immune checkpoint inhibitors such as anti-PD-1 antibodies have been disappointing in patients with recurrent high-grade gliomas.

Our selectively self-amplifying vRNA Immunotherapy Platform—enabling the repeat intravenous administration of viral immunotherapies

The intravenous administration of viral immunotherapies is an attractive approach for improving the standard of care for many oncology patients because it allows for all tumors in a patient to be treated directly, including micro-metastases that are sometimes difficult to detect and treat. In addition, it allows for potential treatment of certain tumors, such as those of the lung, that are less amenable to repeat intratumoral injection of anti-cancer therapies for safety and feasibility reasons. While multiple viruses have been administered intravenously to treat tumors, they have all been challenged by limited efficacy, likely due to the rapid development of neutralizing antibodies. If neutralizing antibodies could be avoided by virtue of a LNP, which is less immunogenic, this would, in turn, allow the administered therapy to reach tumors and enable repeat intravenous administration of viral immunotherapies.

Our selectively self-amplifying vRNA Immunotherapy Platform is focused on designing and developing viral immunotherapy candidates that can infect tumors while avoiding neutralizing antibodies thereby allowing for repeat intravenous administration. To overcome the limitations caused by neutralizing antibodies, we have developed a novel delivery strategy, in which we engineer a selectively self-amplifying vRNA immunotherapy comprised of a synthetic viral genome encapsulated within an LNP that is intended to be less immunogenic than a natural viral capsid.

Figure 18. Diagram comparing a native RNA virus to our selectively self-amplifying vRNA encapsulated in an LNP. vRNA selectively self amplifies in immunosuppressed environments (tumors), producing oncolytic virions that further self amplify.

Once inside the tumor cells, and as is the case with other viral immunotherapies, these genomes replicate and generate a burst of infectious virions that then spread locally and lyse adjacent tumor cells, as illustrated in the figure below.

Figure 19. Schematic representation of the mode of action of our synthetic viruses.

Current programs from our vRNA Immunotherapy Platform are based on coxsackievirus A21, or CVA21, and Seneca Valley Virus, or SVV, which have both demonstrated acceptable safety and tolerability in early clinical trials conducted by others when virions have been administered intravenously, but where the efficacy was likely limited by the subsequent development of neutralizing antibodies.

We have demonstrated proof of concept of this approach in preclinical models showing that synthetic viral immunotherapies based on both CVA21 and SVV, when administered intravenously, are able to successfully deliver a synthetic viral genome to tumors leading to production of replication competent viruses within the tumors and to tumor growth inhibition. Product candidates to be developed from our selectively self-amplifying vRNA Immunotherapy Platform will utilize shared formulation, regulatory and manufacturing strategies, allowing us to be more efficient in the development of subsequent product candidates.

Our vRNA immunotherapy product candidate selection criteria

In May 2021, we announced the nomination of our first product candidates from our vRNA Immunotherapy Platform, ONCR-021 and ONCR-788. We selected viral genomes for development for our vRNA Immunotherapy Platform based upon two factors, clinical experience with these viruses and technical feasibility:

▪
Clinical experience. The foremost factor which drives our selection of viruses for our vRNA Immunotherapy Platform has been clinical experience with these viruses demonstrating their tolerability after intravenous dosing in cancer patients as well as their ability to replicate in tumors. For example, both CVA21 and SVV have been well tolerated in clinical trials after intravenous dosing. Furthermore, these viruses were shown to replicate in patients’ tumors expanding on preclinical observation made for both CVA21 and SVV in animal models indicating that these viruses can lyse tumor cells. We believe these early viral immunotherapy product candidates would likely be further advanced in the clinic if not for the emergence of neutralizing antibodies in the first one to two doses, which limit the ability of subsequent doses to reach tumor sites.
▪
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

ONCR-021—Our Lead vRNA Immunotherapy Leveraging Synthetic CVA21

We are developing ONCR-021, a vRNA immunotherapy product candidate for repeat intravenous administration based on CVA21. We selected CVA21 for our first vRNA immunotherapy program based on a number of attractive properties such as clinical safety and tolerability after intravenous dosing in patients, ability to replicate in solid tumors, and its inability to insert into the host chromosome, eliminating the potential of insertional mutagenesis. CVA21 is a picornavirus that has broad tumor tropism, in particular for non-small cell lung cancer, or NSCLC, melanoma, kidney and other solid tumors. We intend to develop ONCR-021 for these indications. In preclinical studies conducted by us and others, treatment with CVA21 resulted in significant tumor growth inhibition in mouse tumor models including SK-MEL-28 melanoma cells.

We plan to submit an IND for ONCR-021 in mid-2023 to enable clinical development for NSCLC and other cancers such clear cell renal cell carcinoma and melanoma, both as a single agent and in combination with immune checkpoint inhibitors.

Coxsackievirus A21 (CVA21)

Coxsackievirus A21 is a naturally occurring RNA virus that normally causes mild upper respiratory tract infections in humans. Most studies on coxsackievirus focus on the CVA21 kuykendall strain which is currently in clinical development for NSCLC by Merck as CAVATAK.

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

ONCR-021 preclinical data

We selected a CVA21 viral strain, referred to as ONCR-CVA21 prior to candidate nomination, that demonstrates more potent oncolytic activity in cancer cell lines including in cells derived from NSCLC than the Kuykendall strain developed by Merck as CAVATAK. In preclinical studies, intravenous dosing of ONCR-021 resulted in tumor shrinkage in two xenograft models of NSCLC, including in the NCI-H1299 as shown in the figure below, which provides preclinical validation for our ONCR-021 program.

Figure 20. ONCR-021 demonstrated anti-tumor activity in an NCI-H1299 NSCLC tumor model when dosed intravenously twice every 7 days. ONCR-021 is more active than Synthetic CVA21 based on the Kuykendall (CAVATAK) strain (n=8 per group; p<0.0001 for Synthetic ONCR CVA21 versus PBS control or Synthetic Kuykendall CVA21).

Further preclinical studies of ONCR-021 demonstrated that ONCR-021 was well tolerated in hulCAM-1 transgenic mouse models and in non-human primates with no adverse pathology after single or repeat administration, including no effects on body weight, no adverse elevation of liver enzymes and no pathological findings at exposures above those required for antitumor activity. In addition, ONCR-021 exhibited minimal replication in normal tissues.

We plan to submit an IND with the FDA for ONCR-021 in mid-2023 to enable clinical development for non-small cell lung cancer and other cancers such as clear cell renal cell carcinoma and melanoma, both as a single agent and in combination with immune checkpoint inhibitors.

ONCR-788—Our Lead Viral Immunotherapy Leveraging Synthetic SVV

In addition to ONCR-021, we are developing ONCR-788 based on Seneca Valley Virus, or SVV, derived from our selectively self-amplifying vRNA Immunotherapy Platform. In this synthetic viral program, we encapsulate the SVV genome into LNPs and are investigating both an unarmed synthetic virus as well as a synthetic virus armed with immunostimulatory transgenes. Following the IND submission for ONCR-021 and pending further resources, we plan to submit an IND for ONCR-788 to enable its development in small cell lung cancer, or SCLC, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments.

We selected SVV based on a number of attractive properties such as clinical safety and tolerability after intravenous dosing in patients, ability to replicate solid tumors, and its inability to insert into the host chromosome, eliminating the potential of insertional mutagenesis. SVV is a picornavirus that has tropism for several human tumor cell lines, in particular those with neuroendocrine features. Cancers with neuroendocrine features include SCLC and treatment-emergent small-cell neuroendocrine prostate cancer, or t-NEPC. In preclinical studies led by others, SVV was shown to result in complete and durable eradication of tumors in multiple mouse tumor models including NCI-H446 cells, and in a mouse model of medulloblastoma, SVV was shown to lead to increases in long term survival.

Past attempts at developing SVV monotherapy as a treatment for cancer have demonstrated increases in viral titers and no dose limiting toxicities in patients treated with low doses of virus in Phase 1 and Phase 2 trials. In these trials there was also evidence of selective viral replication in tumor tissue but not adjacent healthy tissue. These observations are consistent with the ability of SVV to specifically target and replicate in tumor cells and to be well-tolerated after intravenous dosing. In these trials, patients who received SVV also developed neutralizing antibodies, resulting in rapid clearance of the virus from circulation, limiting the ability to deliver repeat doses effectively, which we believe has hampered the therapeutic potential of prior SVV candidates.

ONCR-788 preclinical data

In a preclinical study, an LNP-encapsulated synthetic SVV genome was administered intravenously in a mouse NCI-H446 model of human SCLC. As shown in the first figure below, this synthetic viral immunotherapy led to a significant reduction in tumor growth as compared to PBS and, as shown in the second figure below, the presence of neutralizing antibodies did not have a significant effect on the observed reduction in tumor growth.

Figure 21. Synthetic SVV led to tumor growth inhibition in the NCI-H446 SCLC tumor model when dosed intravenously twice every 7 days (n=8 per group). p< 0.0001 SVV versus PBS.

Figure 22. Efficacy of Synthetic SVV is not inhibited by SVV neutralizing antibodies. Synthetic SVV leads to tumor growth inhibition in the NCI-H446 SCLC model when dosed intravenously in presence of either control or neutralizing SVV antibodies (Ab). By contrast, the efficacy of SVV virions (SVV) dosed intravenously is inhibited by SVV neutralizing antibodies (n= 10 per group, p<0.0001 for Synthetic SVV + control Ab, Synthetic SVV + neutralizing Ab and SVV + control Ab vs. PBS or SVV + neutralizing Ab).

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

Detection of SVV Replicating Genomes

Figure 23. Replicative SVV intermediates, negative-strand RNA, are found in the tumors but not in liver. Each histogram represents a dosed animal. PBS = phosphate-buffered saline control; Neg = non-replicating SVV control; SVV = active, synthetic SVV; cDNA = complementary DNA; (-)ssRNA = negative single strand RNA.

We believe that the ability of SVV to target neuroendocrine tumors as a monotherapy, as well as the potential for adding benefit in combination with immune checkpoint inhibitors or chemotherapy, could allow us to bring therapeutic benefit to patients for whom there are limited treatment options.

Following the IND submission for ONCR-021 and pending further resources, we plan to submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments.

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

We are aware of other companies either marketing or focused on developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

▪
oncolytic viral immunotherapies, including Amgen’s T-VEC, the only FDA-approved oncolytic immunotherapy, which is approved for treating advanced melanoma and is in development for several other indications, and Daiichi Sankyo's DELYTACT, which was approved in Japan for treating malignant glioma;
▪
other oncolytic viruses that are currently in development by companies such as AstraZeneca, Boehringer Ingelheim, Johnson & Johnson, Merck, Regeneron, Vyriad, Replimune, Turnstone Therapeutics, Candel Therapeutics and PsiOxus Therapeutics;
▪
approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on IL-12, such as Ziopharm Oncology, AstraZeneca and Bristol-Myers Squibb;
▪
cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as BioNTech, Gritstone Oncology and Moderna Therapeutics;
▪
cell-based therapies, including CAR T cell therapies, T cell receptor and NK cell therapies; and
▪
traditional cancer therapies, including chemotherapy, surgery, radiation and targeted therapies.

With respect to our HSV Platform, we are aware of several other companies developing therapies based on HSV-1. Replimune has advanced assets based on HSV-1 in clinical development in the United States. Additionally, both ImmVira and Candel Therapeutics are advancing HSV-based product candidates in ongoing Phase 1 clinical studies. We have designed ONCR-177 to carry greater numbers of immunostimulatory transgenes than viral immunotherapies that are either currently approved or in clinical development. We have also designed ONCR-177 to maintain full viral replication competency in tumors and to be selectively attenuated in only normal tissues as opposed to both normal and tumor tissues.

With respect to our selectively self-amplifying vRNA Immunotherapy Platform, we are aware that Merck is developing CAVATAK (V937) based on coxsackievirus A21, and we are aware that Seneca Therapeutics is developing therapies based on the Seneca Valley Virus. Additionally, we are aware of other companies that are leveraging self-amplifying RNA in the development of their oncology therapeutics, including Gritstone Bio, Replicate Bioscience, Strand Therapeutics and Chimeron Bio.

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

▪
expeditiously advance the development of our product candidates;
▪
design, enroll patients in and successfully complete appropriate clinical trials in a timely fashion;
▪
gain regulatory approval for our product candidates in their first indications as well as further indications;
▪
establish collaborations and partnerships for the development and marketing of our product candidates;
▪
commercialize our product candidates successfully, including convincing physicians, insurers and third-party payors of the safety and efficacy of our product candidates over currently approved therapies;
▪
secure and protect intellectual property rights based on our innovations; and
▪
manufacture or otherwise obtain and sell commercial quantities of future products to the market.

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

We have transferred our processes to commercial CMOs based in the United States for production, labeling, packaging and distribution of our initial batches of clinical material for our ongoing clinical trial of ONCR-177. Through the development of ONCR-177, we have focused on developing a full-scale manufacturing process intended to optimize production of clinical grade material. To this end, we have developed a closed, serum-free process that we expect will result in a high yield and lower overall cost of goods.

We continue to invest in our internal development capabilities to establish in-house manufacturing expertise to support our pipeline. We expect to continue to invest to build proprietary processes that will enable us to be at a competitive advantage when manufacturing product candidates for our HSV and vRNA Immunotherapy Platform programs, and expect that that our product candidates and their components from our vRNA Immunotherapy Platform will be manufactured in-house with minimal reliance on third-party CMOs. In the near term, we intend to continue to rely on third party CMOs from time to time while establishing our own cGMP manufacturing facilities and thereafter for the production of cGMP-grade material in order to secure our supply chain for future production needs. In December 2020, we entered into a lease agreement for approximately 88,000 square feet of manufacturing and office space in Andover, Massachusetts to support our advancing pipeline of product candidates. In November 2021, we entered into an amendment to our lease to increase the existing footprint of the facility to a total of approximately 105,000 square feet. We began process development activities at the facility in the second half of 2021 and we expect the facility to be operational in late 2022.

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

As of February 18, 2022, our patent portfolio consisted of 12 issued U.S. patents, 22 pending U.S. patent applications, and 28 issued foreign patents and approximately 141 pending foreign applications. These patents and patent applications include claims related to our platforms, products, methods, manufacturing processes, and potential future products and developments, with expected expiry dates not earlier than between 2026 and 2042.

HSV Platform

As of February 18, 2022, our patent portfolio related to our HSV Platform includes 14 owned or licensed patent families, which relate generally to the composition of our current and potential future products, and their methods of use.

We solely own seven patent families, which include three issued U.S. patents, four issued foreign patents, seven pending U.S. patent applications, and pending foreign counterparts in Europe, Asia, Canada, Australia, and Central and South America. One issued patent, which expires on January 27, 2037, includes claims directed at particular microRNA-attenuated HSV vectors, expression of certain therapeutic payloads, and their methods of use in the treatment of cancer. The other two issued U.S. patents, which expire on June 30, 2037, include claims directed at HSV vectors comprising particular combinations of certain therapeutic payloads. The pending applications include additional claims for microRNA-attenuated HSV vectors including the HSV vector utilized in our ONCR-177 product candidate, HSV vectors encoding particular therapeutic payloads, and their methods of use in the treatment of cancer. Patent applications are pending in these families in more than 17 jurisdictions worldwide, including Argentina, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore, South Africa and Taiwan. Any patents that may issue from these pending applications are expected to expire between 2037 and 2042, absent any patent term adjustments or extensions.

We have exclusively licensed from the University of Pittsburgh rights in three patent families related to HSV Platform vectors, including certain glycoprotein modifications, a deletion of repeated HSV genes, certain micro-RNA-attenuated HSV vectors, and expression of certain therapeutic proteins from HSV vectors, and their methods of use. These patent families include six issued U.S. patents, 14 issued patents in jurisdictions including Australia, China, Europe, Israel, Japan, Korea, Mexico, Russia, Singapore and South Africa, three pending U.S. patent applications and 20 pending foreign applications pending in various jurisdictions worldwide, including Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, New Zealand and Singapore. Patents in these families are expected to expire between 2031 and 2037, absent any patent term adjustments or extensions. We have also exclusively licensed from Ospedale San Raffaele S.r.l. and Fondazione Telethon rights in one patent family related to micro-RNA attenuation of therapeutic payloads. This family includes six issued patents and seven pending applications in the U.S. and foreign jurisdictions. Patents in this family are expected to expire in 2026, absent any patent term adjustments or extensions. We have exclusively licensed from Northwestern University rights in one patent family related to mutations in the UL37 HSV gene. Patents in this family are expected to expire in 2036, absent any patent term adjustments or extensions. We have also exclusively licensed from WuXi Biologics Ireland Limited rights in one patent family related to novel PD-1 antagonist sequences. This family includes seven pending applications in the United States, China, Canada, Hong Kong, Taiwan, Europe and Japan. Patents in this family are expected to expire in 2039, absent any patent term adjustments or extensions. Finally, we have also exclusively licensed from Gaeta Therapeutics Ltd. rights in one patent family related to local delivery or expression of IL-12 with a systemic checkpoint inhibitor. This family includes five issued patents and six pending applications in the U.S. and foreign jurisdictions. Patents in this family are expected to expire in 2032, absent any patent term adjustments or extensions.

Selectively Self-Amplifying vRNA Immunotherapy Platform

As of February 18, 2022, our patent portfolio related to our vRNA Immunotherapy Platform includes eight patent families, which relate generally to synthetic virus compositions and methods of use in the treatment of various cancers.

We solely own these eight patent families. One is a pending provisional application that will convert in December 2022. Three families currently have applications pending in the United States and in foreign jurisdictions including Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. Four families have pending PCT applications that will enter national stages between November 2022 and August 2023. These applications cover the compositions related to polynucleotides, expression of therapeutic payloads, nanoparticle formulations, bispecific payload molecules, diagnostic biomarkers and methods related to their manufacturing and use. We intend to file national phase applications in multiple jurisdictions, including the United States, Europe, Asia, and Central and South America. Any patents that may issue from these pending applications are expected to expire between 2039 and 2042, absent any patent term adjustments or extensions.

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

University of Pittsburgh Biomaterials Agreement

In September 2016, we entered into a separate license agreement with University of Pittsburgh. Under such license agreement with University of Pittsburgh, or the Biomaterials Agreement, we obtained an exclusive license under certain materials of University of Pittsburgh related to the HSV Platform to make, have made, sell, have sold, use, import, export, modify and derivatize such materials for any and all purposes.

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

Washington Agreement

In July 2016, we entered into a license agreement with The Washington University, or Washington. Under the license agreement with Washington, or the Washington Agreement, we obtained a non-exclusive, worldwide license, with the right to sublicense, to certain tangible materials and property of Washington related to the HSV Platform, as well as an exclusive, worldwide license to replication competent modifications of such materials and property related to the HSV Platform not made by Washington.

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

Gaeta Agreement

In November 2021, we entered into a license agreement with Gaeta Therapeutics Ltd., or Gaeta, pursuant to which Gaeta has granted us an exclusive, worldwide sublicense under certain patent rights related to the local delivery or expression of IL-12 with a systemic checkpoint inhibitor to make and have made, use, have used, sell, offer for sale, export and import any products developed by the Company that would otherwise infringe upon such patent rights when administered in combination with a checkpoint blockade agent in the field of oncolytic viral therapy. Gaeta is the licensee of these patent rights under a separate license agreement with the University of Zurich, or UZH, pursuant to which Gaeta is entitled to sublicense the patent rights and has agreed not to enter into (and to ensure that UZH not enter into) any further sublicense with respect to the patent rights in the field.

In connection with our entry into the license agreement with Gaeta, we have agreed to pay Gaeta an up-front fee of $0.2 million. We are obligated to make certain additional milestone payments to Gaeta, including a low six-figure payment related to the achievement of a certain patent-related milestone in the United States, and certain clinical and regulatory milestone payments on a product-by-product and indication-by-indication basis, which milestone payments amount to $7.5 million in the aggregate for a given product or indication, with an additional annual payment in the low single-digit millions following regulatory approval of each product. We are also obligated to pay tiered royalties on cumulative net sales of all products ranging from the low to mid single-digit millions, up to

$2.5 million in the aggregate for cumulative net sales in excess of a mid-nine digit threshold with additional payments in the mid single-digit millions thereafter upon the achievement of additional net sales milestones.

The license agreement with Gaeta will terminate upon the last to expire of any patent included in the applicable patent rights. Additionally, Gaeta may terminate the agreement for cause upon written notice to us if (i) we directly or indirectly oppose or dispute the grant of letters patent or any patent application within the patent rights, (ii) we are in material breach of the license agreement with Gaeta and fail to remedy such breach within sixty days of Gaeta providing notice thereof in writing, or (iii) we are deemed bankrupt or insolvent or become subject to similar proceedings. We may terminate the license agreement with Gaeta with or without cause upon sixty days’ prior written notice to Gaeta. In the event that UZH terminates the head license with Gaeta, we have the right to become a direct licensee of UZH with substantially the same rights and obligations as it is entitled to under the license agreement with Gaeta, subject to certain qualifications.

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

▪
completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;
▪
submission to the FDA of an application for an IND exemption, which allows human clinical trials to begin unless FDA objects within 30 days;
▪
approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
▪
performance of adequate and well-controlled human clinical trials according to the FDA’s GCP regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;
▪
preparation and submission to the FDA of a biologics license application, or BLA, for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
▪
review of the product by an FDA advisory committee, if applicable;
▪
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;
▪
potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
▪
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

▪
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
▪
Phase 2. The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
▪
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

▪
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
▪
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
▪
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
▪
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability, among other things, for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
▪
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
▪
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

▪
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
▪
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
▪
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
▪
extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
▪
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
▪
a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
▪
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
▪
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

Employees and Human Capital

As of December 31, 2021, we had 82 full-time employees, including 28 who hold Ph.D. or M.D. degrees. Of these 82 employees, 48 employees were engaged in research and development. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We have a limited operating history, and we are early in our development efforts. Since our inception in April 2015, we have incurred significant operating losses. Our net loss was $64.8 million and $48.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $194.6 million. Since inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing a clinical trial and manufacturing scale-up activities. We are still in the early stages of development of our product candidates, and we have not completed development of any products. We expect to continue to incur significant and increasing operating losses for the foreseeable future. We expect that it will be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

▪
advance our ongoing Phase 1 clinical trial for our lead product candidate, ONCR-177;
▪
continue the ongoing and planned preclinical and clinical development of ONCR-021, ONCR-788 and ONCR-GBM;
▪
discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials;
▪
initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
▪
manufacture preclinical, clinical and commercial supplies of our product candidates;
▪
seek regulatory approvals for any product candidates that successfully complete clinical trials;
▪
maintain, expand and protect our intellectual property portfolio;
▪
hire additional research and development, clinical, scientific and management personnel;
▪
add operational, financial and management information systems and personnel;
▪
ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval and we commercialize on our own or in collaboration with others; and
▪
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

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2021, our cash and cash equivalents and investments were $123.9 million. In October 2020, we completed an initial public offering of our common stock, or IPO, which provided net proceeds of $88.3 million. In February 2021, we completed a follow-on public offering of our common stock, or the Follow-on Offering, which provided net proceeds of $53.0 million. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval of any product candidate that we develop, including ONCR-177, we will require significant additional amounts of cash in order to launch and commercialize such product either alone or in collaboration with others. Because the design and outcome of our ongoing, anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

▪
the scope, progress, results and costs of researching and developing ONCR-177 and our other product candidates and programs, and of conducting preclinical studies and clinical trials and any delays related to the COVID-19 pandemic;
▪
the timing of, and the costs involved in, obtaining marketing approvals for ONCR-177 and future product candidates we develop if clinical trials are successful;
▪
the costs associated with IND filings for ONCR-021, ONCR-788, ONCR-GBM and other product candidates that are currently in preclinical development;
▪
the cost and timing of establishing, equipping, and operating our planned manufacturing activities;
▪
the cost of manufacturing ONCR-177 and future product candidates for clinical trials in preparation for marketing approval and commercialization;
▪
the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;
▪
our ability to establish and maintain strategic licensing or other collaborations and arrangements and the financial terms of such arrangements;
▪
the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
▪
our ability to establish and maintain healthcare coverage and adequate reimbursement for our future products, if any;
▪
the timing, receipt, and amount of sales of, or royalties on, our future products, if any;
▪
the emergence of competing cancer therapies and other adverse market developments; and
▪
the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors listed above.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other sources such as potential collaborations, strategic alliances, licensing arrangements and other arrangements. Based on our current research and development plans, our cash and cash equivalents and investments at December 31, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into late 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ONCR-177, ONCR-021, ONCR-788, ONCR-GBM or any future product candidates.

Our existing cash and cash equivalents and investments will not be sufficient to complete development of ONCR-177, ONCR-021, ONCR-788, ONCR-GBM or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives and to meet our stated milestones with respect to our current product candidates. Adequate additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and other macroeconomic factors outside of our control. If we are unable to raise additional funding in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could also be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of these events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have never generated any revenue from product sales and may never become profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with future partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our development programs. We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends heavily on our success in achieving a number of goals, including:

▪
completing research regarding preclinical and clinical development of product candidates and programs, including ONCR-177, ONCR-021, ONCR-788 and ONCR-GBM, and identifying and developing new product candidates;
▪
submitting INDs for ONCR-021, ONCR-788 and ONCR-GBM, and progressing those product candidates into clinical development;
▪
obtaining marketing approvals for any product candidates for which we complete clinical trials;
▪
developing a sustainable and scalable manufacturing process for our current and future product candidates, including establishing and maintaining supply and manufacturing relationships with third parties as necessary;
▪
launching and commercializing product candidates for which we obtain marketing approvals, either directly by establishing a sales force and marketing, medical affairs and distribution infrastructure or, alternatively, with a collaborator or distributor;
▪
establishing and maintaining healthcare coverage and adequate reimbursement for our future products, if any;
▪
obtaining market acceptance of product candidates that we develop as viable treatment options;
▪
addressing any competing technological and market developments;
▪
identifying, assessing, acquiring and developing new product candidates;
▪
negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
▪
maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
▪
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

If we are successful in obtaining regulatory approvals to market ONCR-177 or any future product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories in which we gain marketing approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect, the labels for our product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient populations for treatment are narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

Raising additional capital through securities issuances or other transactions may cause dilution to our stockholders and restrict our operations or require us to relinquish rights to our technologies or product candidates.

If we raise additional capital through the sale of equity or convertible debt securities or through other strategic transactions, the ownership interests of our existing common stockholders may be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our existing common stockholders. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, in October 2020, we issued an aggregate of 6,557,191 shares of common stock in our IPO, and in February 2021, we issued 3,000,000 shares of common stock in our Follow-On Offering. Additionally, in November 2021, we filed a registration statement on Form S-3, or the Registration Statement, with the Securities and Exchange Commission, or SEC, pursuant to which we may offer up to $200 million in common stock, preferred stock, debt securities and warrants to the public. Any future debt financings we undertake, if available, are likely to involve restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through licensing or collaboration arrangements with third parties or through other strategic transactions, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves.

Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Securing additional financing could also require a substantial amount of time from our management and may divert a disproportionate amount of their attention away from daily activities, which may adversely affect our management’s ability to oversee the development of ONCR-177, ONCR-021, ONCR-788, ONCR-GBM or any future product candidates.

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

Risks Related to Product Discovery, Development and Regulatory Approval

Our product candidates are in the early stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.

We are very early in our development efforts and all of our product candidates are in research, preclinical or early-stage clinical development. We have not completed the development of any product candidates. We currently generate no revenue from sales of our products and we may never be able to develop a marketable product. In June 2020, we commenced clinical development of our lead product candidate, ONCR-177, our first product to enter into the clinic. Additionally, we have a portfolio of programs, including ONCR-GBM, another program from our HSV Platform, which is currently in preclinical development, and our two programs from our selectively self-amplifying vRNA Immunotherapy Platform, ONCR-021 and ONCR-788, which are based on coxsackievirus A21, or CVA21, and Seneca Valley Virus, or SVV, respectively. These additional programs may never advance to clinical-stage development. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or in collaboration with others, and we cannot guarantee that we will ever obtain regulatory approval for any of our product candidates. Before obtaining regulatory approval for the commercial distribution of our product candidates, we, or a future collaborator, must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

The success of our current and future product candidates will depend on several factors, including the following:

▪
successful completion of preclinical studies and clinical trials;
▪
effectively competing with other therapies that are currently or may in the future enter into clinical development, including those based on similar viral immunotherapy technologies and those targeting the same cancers;
▪
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
▪
establishing, clinical and commercial manufacturing capabilities within our manufacturing facility in Andover, Massachusetts, and making arrangements with third parties for the same purpose, as necessary;
▪
acceptance of INDs for our planned clinical trials or future clinical trials;
▪
successful enrollment and completion of clinical trials;
▪
successful data from our clinical trials that support an acceptable risk-benefit profile of our product candidates in the intended populations;

▪
receipt of regulatory and marketing approvals from applicable regulatory authorities;
▪
obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
▪
successfully launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
▪
acceptance of any products we develop and their benefits and uses, if and when approved, by patients, the medical community and third-party payors;
▪
obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
▪
maintaining a continued acceptable safety profile of the products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business.

We currently have only one product candidate, ONCR-177, in clinical development. A failure of ONCR-177 in clinical development or its inability to demonstrate sufficient efficacy to warrant further clinical development relative to other drug candidates in the market would adversely affect our business and may require us to discontinue development of other product candidates based on the same therapeutic approach.

We have invested a significant portion of our efforts and financial resources in the programs from our HSV Platform and our selectively self-amplifying vRNA Immunotherapy Platform, particularly in the development of our lead product candidate, ONCR-177. We commenced our Phase 1 clinical trial of ONCR-177 in June 2020, and released preliminary data from Part 1 of the trial in November 2021.

To date we have only submitted one IND with respect to one product candidate, ONCR-177, and we have not yet submitted a Biologics License Application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval to warrant such future submissions. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.

Since ONCR-177 is based on our HSV Platform, if ONCR-177 fails in development as a result of any underlying problem with our HSV Platform, then we may be required to discontinue development of all product candidates that are based on this therapeutic approach, such as ONCR-GBM or other product candidates that we nominate from the HSV Platform. The same risk applies to products developed from our vRNA Immunotherapy Platform. If we were required to, or if we chose to, discontinue development of ONCR-177 or any other future product candidates, or if any of them were to fail to receive regulatory approval or achieve sufficient market acceptance, we could be prevented from or significantly delayed in achieving profitability. We can provide no assurance that we would be successful at developing other product candidates based on alternative therapeutic approaches outside of our HSV Platform and vRNA Immunotherapy Platform.

Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated all of our research and development efforts on product candidates based on our HSV Platform and our selectively self-amplifying vRNA Immunotherapy Platform, each of which is novel. Our vRNA Immunotherapy Platform has not yet produced a product candidate that has been tested in clinical trials and we only recently commenced dosing patients in the combination portion of our ongoing Phase 1 clinical trial of ONCR-177. Our future success depends on the successful development of these two platforms. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be resolved. Should we encounter challenges in the course of drug development, including unfavorable preclinical or clinical trial results, the FDA or foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of viral immunotherapies. There are only four viral immunotherapies approved globally, H101, Rigvir, teserpaturev, or Delytact, and talimogene laherparepvec, or T-VEC, and only T-VEC has received FDA approval to date. Any viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

Preclinical and clinical development involve a lengthy and expensive process with uncertain outcomes, and delays can occur for a variety of reasons outside of our control.

In order to obtain FDA approval to market a new biological product, we must demonstrate proof of safety, purity and potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies or clinical trials and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies or clinical trials will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for ONCR-021, ONCR-788 or ONCR-GBM on the timelines we expect, if at all; we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin; and we cannot be sure that our planned clinical trials will begin on time or that our ongoing clinical trials will be completed on schedule.

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

▪
inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;
▪
unexpected toxicities observed in preclinical IND-enabling studies precluding the identification of a safe dose to move forward in human clinical trial;
▪
delays in production or manufacturing of clinical supply;
▪
delays in reaching a consensus with regulatory agencies on study or trial design; and
▪
regulatory authorities not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval for or commercialize any current or future product candidates, including:

▪
delays or failures related to the COVID-19 pandemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols, or delays in the clinical supply chain;
▪
regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or may require that we modify or amend our clinical trial protocols;
▪
we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and/or contract research organizations, or CROs;
▪
clinical trials of our product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
▪
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
▪
third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
▪
manufacturing delays;
▪
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
▪
changes could be adopted in marketing approval policies during the development period, rendering our data insufficient to obtain marketing approval;
▪
statutes or regulations could be amended or new ones could be adopted;
▪
changes could be adopted in the regulatory review process for submitted product applications;
▪
the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;
▪
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
▪
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
▪
we may decide, or regulators may require us, to conduct or gather, as applicable, additional clinical trials, analyses, reports, data, or preclinical trials, or we may abandon product development programs;
▪
we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials, and the FDA or comparable foreign regulatory authorities may require changes to our study designs that make further study impractical or not financially prudent;
▪
regulators may ultimately disagree with the design or our conduct of our preclinical studies or clinical trials, finding that they do not support product candidate approval;
▪
we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;
▪
patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;
▪
there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
▪
the FDA or comparable foreign regulatory authorities may disagree with our trial design, including endpoints, or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
▪
the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;
▪
the FDA or comparable foreign regulatory authorities may disagree with our intended indications;
▪
the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
▪
the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
▪
the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and
▪
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

Patient enrollment is affected by other factors, including:

▪
availability and efficacy of approved therapies for the disease under investigation;
▪
patient eligibility criteria for the trial in question;
▪
risks that enrolled subjects will drop out before completion of the trial, including as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
▪
perceived risks and benefits of the product candidate under study;
▪
efforts to facilitate timely enrollment in clinical trials;
▪
patient referral practices of physicians;
▪
the ability to monitor patients adequately during and after treatment; and
▪
proximity and availability of clinical trial sites for prospective patients.

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

We commenced our Phase 1 clinical trial for our lead product candidate, ONCR-177, in June 2020, and released preliminary data from the monotherapy portion of the trial in November 2021. Other product candidates generated from HSV Platform, including ONCR-GBM, and those generated from our vRNA Immunotherapy Platform, including ONCR-021 and ONCR-788, are currently in preclinical development. We will be required to conduct additional clinical trials of ONCR-177 before we can submit a marketing application to the applicable regulatory authorities. ONCR-177 may not perform as we expect in clinical trials, including in the combination portion of the ongoing Phase 1 trial, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect and, despite our preliminary results, may not ultimately prove to be safe and effective. The same risks apply to ONCR-021, ONCR-788 and ONCR-GBM, if and when they enter the clinic.

The results of early clinical trials of ONCR-177 and results of preclinical studies or early clinical trials for ONCR-021, ONCR-788 and ONCR-GBM, or any other product candidate we develop, may not be predictive of the results of later-stage clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute our clinical trials to support marketing approval for our product candidates. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and early clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

From time to time, we may publish interim topline or preliminary data from our ongoing clinical trials. For example, we announced preliminary data from our ongoing Phase 1 trial of ONCR-0177 in November 2021. We plan to report additional surface lesion monotherapy expansion data and initial surface lesion combination expansion data in the second half 2022.

Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, as additional patients are dosed in monotherapy and in combination with other therapeutics and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. In our case, our preliminary data from the ONCR-177 trial may not be predictive of future readouts in 2022 or thereafter, particularly as patients are scanned and data is analyzed from the combination portion of our trial. Adverse differences between interim or preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

To date, ONCR-177 is the only product candidate that we have tested in humans. In November 2021, we presented preliminary findings from Part 1 of our Phase 1 clinical trial of ONCR-177, including data from 14 patients in the fully enrolled and completed dose escalation cohorts and five patients enrolled in the dose expansion monotherapy portion of the trial. In the fully enrolled and completed surface lesion dose escalation portion of the trial, ONCR-177 administered to heavily pretreated patients with advanced, injectable solid tumors was well tolerated with no dose-limiting toxicities. No treatment-related adverse events exceeded Grade 2, and the most common Grade 1 and 2 adverse events were fatigue, chills, nausea, and mild, dose-dependent cytokine release syndrome, or CRS. No infectious virions were detected in skin swabs, consistent with our expectations with respect to ONCR-177’s safety profile. These preliminary safety and tolerability data may not be predictive of the data we will receive as the trial progresses.

In addition to our clinical trials, we have tested mONCR-177, a mouse version of ONCR-177, in IND-enabling studies, and the most common treatment-related toxicity we have observed to date is low severity lymphocyte hyperplasia in the spleen. Reversible body weight loss was observed after intravenous and intratumoral injection, particularly following the initial administration at the highest dose level. As we continue our development of ONCR-177 and initiate clinical trials for ONCR-021, ONCR-788 and ONCR-GBM, and any future product candidates we may develop, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after they are tested in large, Phase 3 clinical or pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, a Risk Evaluation and Mitigation Strategy, or REMS, or other strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

▪
regulatory authorities may withdraw approvals of such product;
▪
regulatory authorities may require additional warnings on the label;
▪
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
▪
we could be sued and held liable for harm caused to patients; and

▪
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

In addition to developing our product candidates as monotherapies, we also anticipate developing our product candidates for use in combination with certain immune checkpoint inhibitors. For example, in December 2021 we initiated dosing of patients with ONCR-177 in combination with the anti-PD-1 checkpoint inhibitor pembrolizumab, which is being supplied by Merck, in our ongoing Phase 1 clinical trial pursuant to our clinical trial collaboration and supply agreement entered into in July 2020. In the future, we may enter into additional agreements for the supply of immune checkpoint inhibitors for use in connection with the development of one or more of our product candidates. Our ability to develop and ultimately commercialize our product candidates used in combination with pembrolizumab or any other immune checkpoint inhibitors will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

We expect initially to develop our lead product candidate, ONCR-177. A key part of our strategy, however, is to pursue clinical development of additional product candidates, including product candidates based on our selectively self-amplifying vRNA Immunotherapy Platform and additional product candidates from our HSV Platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We cannot provide assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

▪
complete IND-enabling preclinical studies or develop manufacturing processes and associated analytical methods that meet current good manufacturing practice, or cGMP, requirements in time to initiate clinical trials in the timeframes we announce;
▪
obtain sufficient clinical supply of our product candidates to support our anticipated or future clinical trials;
▪
initiate clinical trials within the timeframes we announce;
▪
enroll and maintain a sufficient number of subjects to complete any clinical trials; or
▪
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

▪
be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;
▪
contain significant safety warnings, including boxed warnings, contraindications, and precautions;
▪
not be approved with label statements necessary or desirable for successful commercialization; or
▪
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

▪
restrictions on manufacturing, distribution, or marketing of such products;
▪
restrictions on the labeling, including required additional warnings, such as black boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;
▪
modifications to promotional pieces;
▪
issuance of corrective information;
▪
requirements to conduct post-marketing studies or other clinical trials;
▪
clinical holds or termination of clinical trials;

▪
requirements to establish or modify a REMS or similar strategy;
▪
changes to the way the product candidate is administered;
▪
liability for harm caused to patients or subjects;
▪
reputational harm;
▪
the product becoming less competitive;
▪
warning, untitled, or cyber letters;
▪
suspension of marketing or withdrawal of the products from the market;
▪
regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;
▪
refusal to approve pending applications or supplements to approved applications that we submit;
▪
recalls of products;
▪
fines, restitution or disgorgement of profits or revenues;
▪
suspension or withdrawal of marketing approvals;
▪
refusal to permit the import or export of our products;
▪
product seizure or detention;
▪
FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or
▪
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

Risks Related to Manufacturing

We are subject to multiple manufacturing risks, any of which could substantially increase our costs, limit supply of our product candidates and result in delays in our clinical trials.

The process of manufacturing viral immunotherapies and their components is complex, time-consuming, highly regulated and subject to several risks, including:

▪
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

▪
the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors; and
▪
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

We are in the process of building out our manufacturing facility, which will be costly and time-consuming and may not ultimately be successful.

In December 2020, we entered into a lease agreement for approximately 88,000 square feet of manufacturing and office space in Andover, Massachusetts to support our advancing pipeline of product candidates and to serve as an alternative to or in addition to our reliance on CMOs. In November 2021, we entered into an amendment to our lease to increase the existing footprint of the facility to a total of approximately 105,000 square feet. We are in the process of renovating and retrofitting this facility, and expect the facility to be operational in late 2022.

Building a complex manufacturing facility is a difficult undertaking, with several risks related to execution and qualification, any of which could result in manufacturing failures and supply shortages. Furthermore, we will need to hire additional highly qualified personnel to manage our operations and develop the necessary infrastructure to continue the development, and eventual commercialization, if approved, of our product candidates. If we do not complete our facility in a timely manner or on our anticipated timeline, if it becomes inoperable, or if we fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Even if we are successful, our manufacturing capabilities could be affected by unforeseen cost overruns, unexpected delays, equipment failures, labor shortages, process failures, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Operating our own manufacturing facility requires significant resources and management. We cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. We may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, manufacturing, technical or other qualified personnel. In addition, if we switch from our current CMOs to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical, analytical or clinical trials to bridge our modified product candidates to earlier versions. Failure to successfully complete our buildout and operate our planned manufacturing facility could adversely affect the commercial viability of our product candidates.

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

Risks Related to Our Reliance on Third Parties

We currently rely on contract manufacturing organizations, or CMOs, to supply components of and manufacture ONCR-177. The loss of these CMOs or their failure to meet their obligations to us could affect our ability to develop ONCR-177 and our other product candidates in a timely manner.

We rely on a limited number of CMOs and have entered into an agreement with a third-party CMO to manufacture ONCR-177 and supply the Phase 1 clinical trial material, in compliance with applicable regulatory and quality standards. Our proprietary manufacturing process is used by third-party contract manufacturers we direct for production of batches of clinical material for us. Although we expect that our manufacturing facility will be operational in late 2022, we expect to continue to rely on third-party CMOs, from time to time, to implement our proprietary process to manufacture our clinical supply for the foreseeable future. Any replacement of a third-party contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate clinical supply that meets the necessary quality standards may delay our development or commercialization.

Our reliance on third-party providers for certain manufacturing activities reduces our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. Under certain circumstances, these third-party providers may be entitled to terminate their engagements with us. If a third-party provider terminates its engagement with us, or does not successfully carry out its contractual duties, meet expected deadlines or manufacture ONCR-177 or any other product candidates in accordance with regulatory requirements, or if there are disagreements between us and a third-party provider, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of ONCR-177 or any other product candidate or the preclinical studies required to support our future IND submissions. In such instance, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or available on acceptable terms, which would cause additional delay or increased expense prior to the approval of ONCR-177 or any future product candidate and would thereby have a negative impact on our business, financial condition, results of operations and prospects.

We may rely on additional third parties to manufacture ingredients of our product candidates in the future and to perform quality testing. Reliance on third-party contract manufacturers and service providers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

▪
reduced control for certain aspects of manufacturing activities;
▪
termination or nonrenewal of the applicable manufacturing and service agreements in a manner or at a time that is costly or damaging to us;
▪
the possible breach by our third-party manufacturers and service providers of our agreements with them;
▪
the failure of our third-party manufacturers and service providers to comply with applicable regulatory requirements;
▪
disruptions to the operations of our third-party manufacturers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider; and
▪
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

If the third-party manufacturers upon which we rely fail to produce any product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, any product candidates, and may lose potential revenues.

For the near future, at least until our manufacturing facility is operational, and from time to time thereafter, we will continue to rely on third-party contract manufacturers to manufacture our clinical trial product supplies. There can be no assurance that our clinical product supply will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of a contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards may delay our development or commercialization.

We may not succeed in our efforts to establish the necessary manufacturing relationships or other alternative arrangements for any of our product candidates or programs. Any product candidates we develop compete with other products and product candidates for access to manufacturing facilities and capable personnel to operate those facilities. There are a limited number of manufacturers that operate under cGMP regulations that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third-party CMOs, or the third-party providers, that we engage in the future should cease to work with us, we likely would experience delays in obtaining sufficient quantities of any product candidates for us to advance our clinical studies and trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of any product candidates we develop or the substances used to manufacture them, it will be more difficult for us to develop product candidates and compete effectively. Further, even if we do establish such collaborations or arrangements, our third-party manufacturers may breach, terminate, or not renew these agreements.

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

▪
collaborators may not perform their obligations as expected;
▪
collaborators may not pursue development and commercialization of product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
▪
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
▪
collaborators could fail to make timely regulatory submissions for a product candidate;
▪
collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;
▪
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
▪
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
▪
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;
▪
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
▪
collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and
▪
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

If we are successful in obtaining marketing approval from applicable regulatory authorities for ONCR-177 or any other product candidate that we successfully progress through clinical development, our ability to generate revenues from any such products will depend on our success in:

▪
launching commercial sales of such products, whether alone or in collaboration with others;
▪
receiving approved labels with claims that are necessary or desirable for successful marketing, and that do not contain safety or other limitations that would impede our ability to market such products;
▪
creating market demand for such products through marketing, sales and promotion activities;
▪
hiring, training, and deploying a sales force or contracting with third parties to commercialize such products in the United States;
▪
creating partnerships with, or offering licenses to, third parties to promote and sell such products in foreign markets where we receive marketing approval;
▪
manufacturing such products in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;
▪
establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
▪
maintaining patent and trade secret protection and regulatory exclusivity for such products;
▪
achieving market acceptance of such products by patients, the medical community, and third-party payors;
▪
achieving coverage and adequate reimbursement from third-party payors for such products;
▪
patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement from third-party payors;
▪
effectively competing with other therapies; and
▪
maintaining a continued acceptable safety profile of such products following launch.

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

▪
the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;
▪
the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing our product candidates;
▪
our inability to effectively oversee a geographically dispersed sales and marketing team;
▪
the costs associated with training personnel, including sales and marketing personnel, on compliance matters and monitoring their actions;
▪
an inability to secure coverage and adequate reimbursement by third-party payors, including government and private health plans;
▪
the unwillingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement from third-party payors;
▪
the clinical indications for which the products are approved and the claims that we may make for the products;
▪
limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
▪
any distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities or to which we agree as part of a mandatory REMS or voluntary risk management plan;
▪
liability for our personnel, including sales or marketing personnel, who fail to comply with applicable law;
▪
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
▪
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

▪
the efficacy of our product both as a monotherapy and in combination with marketed checkpoint inhibitors;
▪
the commercial success of any checkpoint inhibitors with which our product may be co-administered;
▪
the prevalence and severity of adverse events associated with our product or those products with which it is co-administered;
▪
the clinical indications for which our product is approved and the approved claims that we may make with respect to the product;

▪
limitations or warnings contained in the FDA-approved labeling of the product or the labeling approved by comparable foreign regulatory authorities, including potential limitations or warnings for our product that may be more restrictive than other competitive products;
▪
changes in the standard of care for the targeted indications for our product, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;
▪
the relative convenience and ease of administration of our product and any products with which it is co-administered;
▪
the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;
▪
the availability of coverage and adequate reimbursement by third-party payors, such as private insurance companies and government healthcare programs, including Medicare and Medicaid;
▪
patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement from third-party payors;
▪
the price concessions required by third-party payors to obtain coverage and adequate reimbursement;
▪
the extent and strength of our marketing and distribution of our product;
▪
the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;
▪
distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to our product or to which we agree as part of a REMS or voluntary risk management plan;
▪
the timing of market introduction of our product, as well as competitive products;
▪
our ability to offer our product for sale at competitive prices;
▪
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
▪
the extent and strength of our third-party manufacturer and supplier support;
▪
the actions of companies that market any products with which our product is co-administered;
▪
the approval of other new products;
▪
adverse publicity about our product or any products with which it is co-administered, or favorable publicity about competitive products; and
▪
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

Negative developments in the field of immuno-oncology, particularly with respect to viral immunotherapies, could damage public perception of our HSV and vRNA Immunotherapy Platforms and our product candidates, which would adversely affect our business.

The commercial success of our product candidates will depend in part on public acceptance of the use of viral immunotherapies to treat cancer patients. Adverse events in clinical trials of our product candidates, including ONCR-177, or in clinical trials of other companies developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies or with immune checkpoint inhibitors, could result in a decrease in demand for ONCR-177 or any other product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs.

As our product candidates consist of modified or synthetic viruses, adverse developments in anti-viral vaccines or clinical trials of other viral immunotherapy products may result in a disproportionately negative effect for ONCR-177 or our other product candidates as compared to other products in the field of immuno-oncology that are not based on viruses. Future negative developments in the field of immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for ONCR-177 or our other product candidates.

Risks Related to Intellectual Property

If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology, including our HSV Platform and our selectively self-amplifying vRNA Immunotherapy Platform, and ONCR-177 and our other product candidates. We also rely in part on trade secret, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our technology and product candidates.

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

For the core technology in our HSV Platform and vRNA Immunotherapy Platforms, patent applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, or PCT, and national stages with, minimally, filings submitted to the U.S., European Patent Conventions, or EPC, and Japan. As of February 18, 2022, our patent portfolio consisted of 12 issued U.S. patents, 22 pending U.S. patent applications, 28 issued foreign patents and approximately 141 pending foreign applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or our product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

We are a party to license agreements with entities including the University of Pittsburgh, Northwestern University, WuXi Biologics, Ospedale San Raffaele S.r.l. and Fondazione Telethon, The Washington University and Gaeta Therapeutics Ltd., and we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current or future product candidates. These license agreements impose, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. For example, under our license agreement with the University of Pittsburgh, we are required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and must satisfy specified milestone and royalty payment obligations. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by the intellectual property under these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

▪
the scope of rights granted under the license agreement and other interpretation-related issues;
▪
the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
▪
the sublicensing of patent and other rights under our collaborative development relationships;
▪
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
▪
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
▪
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

Our commercial success depends on our ability and the ability of any future collaborators to develop, manufacture, market and sell product candidates from our HSV Platform and our selectively self-amplifying vRNA Immunotherapy Platform, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

Furthermore, in addition to developing ONCR-177 as a monotherapy, we are also developing ONCR-177 in combination with the commercially available anti-PD-1 checkpoint inhibitor pembrolizumab. Pembrolizumab, while commercially available in the market, is covered by patents held by Merck. We have entered into a clinical trial collaboration and supply agreement with Merck under which Merck has agreed to supply pembrolizumab for our ongoing Phase 1 clinical trial. We also plan to develop our product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license or a sublicense. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with ONCR-177 or our other product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of those product candidates in other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

▪
the design or results of clinical trials;
▪
the likelihood of approval by the FDA or comparable foreign regulatory authorities;
▪
the potential market for the product candidate;
▪
the costs and complexities of manufacturing and delivering such product candidate to patients;
▪
the potential of competing products;
▪
the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
▪
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

We could be subject to claims that we or our employees, including senior management, have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors or others. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we caused an employee to breach the terms of their non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor or other party. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers, competitors or other parties. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing our product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or consultants. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize our product candidates, which could have an adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we obtain any issued patents covering our technology, such patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign regulatory authority.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partner’s patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and our product candidates for which we intend to seek approval as biological products may face competition sooner than anticipated.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We expect that product candidates generated from our HSV Platform and selectively self-amplifying vRNA Immunotherapy Platform will be regulated as biologics. We anticipate being awarded market exclusivity for each of our biological product candidates that is subject to its own BLA for 12 years in the United States, 10 years in Europe and significant durations in other markets. However, the term of the patents that cover such product candidates may not extend beyond the applicable market exclusivity awarded by a particular country. For example, in the United States, if all of the patents that cover our particular biological product expire before the 12-year market exclusivity expires, a third party could submit a marketing application for a biosimilar product four years after approval of our biological product, the FDA could immediately review the application and approve the biosimilar product for marketing 12 years after approval of our biological product, and the biosimilar sponsor could then immediately begin marketing. Alternatively, a third party could submit a full BLA for a similar or identical product any time after approval of our biological product, and the FDA could immediately review and approve the similar or identical product for marketing and the third party could begin marketing the similar or identical product upon expiry of all of the patents that cover our particular biological product.

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

Risks Related to Regulatory and Other Legal Compliance Matters

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

▪
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
▪
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
▪
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

▪
The federal physician payment transparency requirements, sometimes referred to as the Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.
▪
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
▪
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

For example, the ACA was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the United States pharmaceutical industry. Since its enactment, there have been executive, judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2021 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Any new laws or regulations that result in additional reductions in Medicare and other healthcare funding could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

We cannot predict what healthcare reform initiatives may be adopted in the future. However, we expect that the ACA, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our biopharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from commercializing our products and being able to generate revenue, and we could be prevented from or significantly delayed in achieving profitability. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the biopharmaceutical industry. For instance, the Drug Quality and Security Act of 2013 imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Further, manufacturers have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences of death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, numerous federal, state, and local governments have enacted numerous data privacy and security laws and regulations, including personal data privacy laws, health information privacy laws, data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended HITECH, and its implementing rules and regulations. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Additionally, the California Consumer Privacy Act, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA also allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. In addition, it is anticipated that the California Privacy Rights Act, or CPRA, which will become operative on January 1, 2023, will expand the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates the new California Privacy Protection Agency to implement and enforce the CCPA and the CPRA, which could increase compliance costs. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines up to the greater of €20 million or 4% of annual global revenue. Further, individuals may initiate litigation related to processing of their personal data. In addition, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. The SCCs, though approved by the European Commission as a suitable alternative, have faced challenges in European courts, and may be further challenged, suspended or invalidated. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Other countries in Europe, such as the UK, similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g. investigations, fines, penalties, audits, inspections, and similar), private litigation (including class-related claims), additional reporting requirements and/or oversight, bans on processing personal data; orders to destroy or not use personal data, and imprisonment of company officials. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers, interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

We have generated significant NOL carryforwards and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. As of December 31, 2021, we had federal and state NOL carryforwards of $153.0 million and $150.1 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years prior to 2018 will expire if not utilized beginning in 2035. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of U.S. federal NOLs generated in tax years beginning after December 31, 2020 is limited. As of December 31, 2021, we also had federal and state R&D credit carryforwards of $5.1 million and $2.4 million, respectively. Our federal R&D credit carryforwards begin to expire in 2035 and our state R&D credit carryforwards begin to expire in 2030. These R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Risks Related to Managing Our Growth and Employee and Operational Matters

We are highly dependent on our key personnel. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel, including Theodore (Ted) Ashburn, M.D., Ph.D., our President and Chief Executive Officer, Christophe Quéva, Ph.D., our Chief Scientific Officer and Senior Vice President, Research and John Goldberg, M.D., our Chief Medical Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time as all of our employees are “at-will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

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

As of December 31, 2021, we had 82 employees, including 48 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

▪
identifying, recruiting, integrating, maintaining and motivating additional employees;
▪
managing our internal development efforts effectively, including the clinical, FDA and comparable foreign regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
▪
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to progress our product candidates through clinical development and commercialization will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and, currently, manufacturing of clinical supply. The services of independent organizations, advisors and consultants may not be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for our product candidates or otherwise advance our business. We cannot provide assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize ONCR-177 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

The COVID-19 pandemic and other public health crises could materially and adversely affect our business, including the conduct of preclinical studies and clinical trials and our manufacturing efforts.

In response to the COVID-19 pandemic, a number of governmental orders and other public health guidance measures have been implemented in 2020 across the United States, including in the locations of our office, clinical trial sites and third parties on whom we rely. Our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, we have implemented a work-from-home policy allowing some employees who can work from home to do so, while also taking measures to reduce risks for those needing to work in our laboratory facilities. We continue to reassess our policies in this area in light of new guidance from the Centers for Disease Control, the World Health Organization, and federal, state and local authorities. Business travel has been limited, and online and teleconference technology is frequently used to meet virtually rather than in person. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories could be delayed.

As a result of the COVID-19 pandemic, or similar pandemics, and related governmental orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies, clinical trials, business, financial condition and results of operations. Potential disruptions might include but are not limited to:

▪
delays or difficulties in enrolling patients in our clinical trials;
▪
delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
▪
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
▪
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

▪
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
▪
delays or disruptions in preclinical experiments and studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors;
▪
interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;
▪
interruption of, or delays in receiving, supplies of our product candidates from third-party providers due to staffing or material shortages, production slowdowns or stoppages and disruptions in delivery systems;
▪
limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions;
▪
changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and
▪
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the pandemic may affect our preclinical activities, clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the evolution and spread of virus variants, travel restrictions and actions to contain the outbreak of disease or treat its impact, such as social distancing and quarantines or lock-downs in the United States, business closures or business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease, including mass vaccination efforts. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

If our information technology systems or sensitive information, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data.

We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party service providers may have access to our confidential information. We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, software or hardware failures, loss of data or other information technology assets, adware, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, or intentional or accidental actions or omissions to act by persons inside our organization, or persons with access to systems inside our organization. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us.

In addition, the prevalent use of mobile devices that access confidential information increases the risk of security incidents, which could lead to the loss of sensitive information. Further, as a result of the COVID-19 pandemic, we may face increased risks of a security incident due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents.Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures to protect against security incidents, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business, our reputation and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products or services, deter new customers from using our products or services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and is likely to continue to be volatile and fluctuate substantially.

Our stock price has been highly volatile since our IPO and particularly since we released preliminary data from our ongoing clinical trial of ONCR-177 in November 2021, and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the impact of the COVID-19 pandemic and other market factors. The market price for our common stock may be influenced by many factors, including:

▪
results from, and any delays in, our ongoing clinical trial for ONCR-177, our preclinical studies and any other future clinical development programs, including any delays related to the COVID-19 pandemic or other factors outside of our control;
▪
actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
▪
results of clinical trials of product candidates of our competitors;

▪
announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
▪
commencement or termination of collaboration, licensing or similar arrangements for our development programs;
▪
failure or discontinuation of any of our development programs;
▪
developments or setbacks related to drugs that are co-administered with any of our product candidates, such as immune checkpoint inhibitors;
▪
the recruitment or departure of key personnel;
▪
regulatory or legal developments in the United States and other countries;
▪
developments or disputes concerning patent applications, issued patents or other proprietary rights;
▪
the level of expenses related to the development of our current product candidates and any future product candidate we may develop;
▪
variations in our financial results or those of companies that are perceived to be similar to us;
▪
announcements or expectations of additional financing efforts by us;
▪
sales of our common stock by us, our insiders or other stockholders;
▪
expiration of any market stand-off or lock-up agreements;
▪
changes in the structure of healthcare payment systems;
▪
market conditions in the pharmaceutical and biotechnology sectors;
▪
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
▪
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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

▪
variations in the level of expense related to the ongoing development of our product candidates and preclinical development programs from our HSV Platform and selectively self-amplifying vRNA Immunotherapy Platform;
▪
variations in expenditures associated with the buildout and operation of our manufacturing facility in Andover, Massachusetts;
▪
supply chain issues and other factors beyond our control affecting our quarterly forecasts;
▪
results of preclinical studies and future clinical trials, or the addition or termination of future clinical trials or funding support by us, or future collaborators or licensing partners;
▪
our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
▪
any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
▪
additions and departures of key personnel;
▪
strategic decisions by us, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
▪
if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates; and
▪
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

As of December 31, 2021, our directors, executive officers and holders of at least 5% of our outstanding common stock, including their respective affiliated persons and entities, together beneficially own a majority of our outstanding common stock. As a result, if this group were to act together, they would be able to control the outcome of matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

In addition, we have registered under the Securities Act shares that we may issue from time to time under our equity incentive plans, meaning that they can be freely sold in the public market upon issuance, subject to volume limitations applicable to our directors and officers. If any of these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Furthermore, the holders of approximately 15.0 million shares of our common stock, or their permitted transferees, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Provisions in our corporate charter and bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

▪
establish a classified board of directors such that not all members of the board are elected at one time;
▪
allow the authorized number of our directors to be changed only by resolution of our board of directors;
▪
limit the manner in which stockholders can remove directors from the board;
▪
establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

▪
require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
▪
prohibit our stockholders from calling a special meeting of our stockholders;
▪
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
▪
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

▪
any derivative action or proceeding brought on our behalf;
▪
any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
▪
any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws;
▪
any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; and
▪
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

The use of our product candidates in clinical trials, and the sale of any product for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials, including liability relating to the actions and negligence of our investigators, and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

▪
loss of revenue from decreased demand for our products and/or product candidates;
▪
impairment of our business reputation or financial stability;
▪
costs of related litigation;
▪
substantial monetary awards to patients or other claimants;
▪
diversion of management attention;
▪
withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;
▪
the inability to commercialize our product candidates;
▪
significant negative media attention;
▪
decreases in our stock price;
▪
initiation of investigations and enforcement actions by regulators; and
▪
product recalls, withdrawals or labeling, marketing or promotional restrictions, including withdrawal of marketing approval.

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

We will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting, effective as of this Annual Report on Form 10-K. When we lose our status as an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located in Cambridge, Massachusetts, where we lease approximately 17,800 square feet of office and laboratory space under a lease that terminates in January 2024.

In December 2020, we entered into a lease agreement for approximately 88,000 square feet of manufacturing and office space in Andover, Massachusetts to support our advancing pipeline of product candidates. In November 2021, we entered into an amendment to our lease to increase the existing footprint of the facility to a total of approximately 105,000 square feet. We began process development activities at the facility in the second half of 2021 and we expect the facility to be operational in late 2022. The lease terminates in December 2036, unless earlier terminated in accordance with its terms. Our total lease commitment is expected to be approximately $85 million over the 15-year term. We have two options to extend the term of the lease for the entire premises for a period of 10 years each.

We believe that suitable additional or substitute space will be available as needed and on commercially reasonable terms to accommodate any future expansion of operations.

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

Record Holders

As of March 1, 2022, there were approximately 43 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Item 6. [Reserved].

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

Results of Operations - An analysis of our financial results comparing the year ended December 31, 2021 to the year ended December 31, 2020.

Liquidity and Capital Resources - An analysis of changes in our consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies and those that require us to make subjective estimates and judgments.

Overview

We are a clinical-stage biopharmaceutical company focused on developing next-generation viral immunotherapies to transform outcomes for cancer patients. Using our two distinct proprietary platforms, we are developing a pipeline of intratumorally- and intravenously-administered product candidates designed to selectively attack and kill tumor cells and deliver transgenes to stimulate multiple arms of the immune system against tumors. Our lead product candidate, ONCR-177, is an intratumorally-administered viral immunotherapy based on our oncolytic HSV-1 platform, referred to as our HSV Platform, which leverages the Herpes Simplex Virus-1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. Utilizing this proprietary platform, we are engineering our product candidates, such as ONCR-177, to carry greater numbers of immunostimulatory transgenes than viral immunotherapies that are either currently approved or in clinical development. These transgenes are designed to drive strong systemic anti-tumor immunity to elicit tumor responses at injected and distant non-injected tumor sites, or abscopal activity. In addition, viruses from our HSV Platform maintain full viral replication competency in tumors and are designed to be selectively attenuated in normal tissues. We believe this unique combination of features allows us to break the safety versus potency trade-off that has generally limited the viral immunotherapy field to date.

In June 2020, we initiated our Phase 1 clinical trial of ONCR-177 in patients with several different types of solid tumors, including breast cancers and cutaneous tumors. We presented our preliminary findings from the Phase 1 clinical trial in November 2021, including data from 14 patients in the fully enrolled and completed dose escalation cohorts of the trial and five patients enrolled in the dose expansion monotherapy portion of the trial. In the fully enrolled and completed surface lesion dose escalation portion of the trial, ONCR-177 administered to heavily pretreated patients with advanced, injectable solid tumors was well tolerated with no dose-limiting toxicities. No treatment-related adverse events exceeded Grade 2, and the most common Grade 1 and 2 adverse events were fatigue, chills, nausea, and mild, dose-dependent cytokine release syndrome, or CRS. As of November 8, 2021, after four weeks of monotherapy treatment with ONCR-177 at the recommended Phase 2 dose, or RP2D, of 4x108 PFU in 4 mL (receiving two doses of ONCR-177), three of eight evaluable patients (one with cutaneous melanoma, one with squamous cell carcinoma of the head and neck, or SCCHN, and one with mucosal melanoma) had demonstrated clinical benefit. For more information, see "Business—Preliminary data from ongoing Phase 1 clinical trial of ONCR-177."

We have initiated enrollment in the surface lesion dose combination expansion (ONCR-177 administered in combination with Merck's KEYTRUDA® (pembrolizumab)) portion of the clinical trial. We plan to report additional surface lesion monotherapy expansion data and initial surface lesion combination expansion data in the second half of 2022.

We have additional preclinical stage HSV programs addressing both intratumoral and intravenous, or IV, solutions to other unmet medical needs, including a program designed to target brain cancer through intratumoral injection, which we refer to as ONCR-GBM.

We are also developing a broad pipeline of product candidates that leverages our second platform, which we refer to as our selectively self-amplifying viral RNA, or vRNA, Immunotherapy Platform, to enable repeat IV administration of viral immunotherapies in order to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons. Our two candidates from this platform are ONCR-021 and ONCR-788. Our IV-administered approach involves encapsulating the genomes of RNA viruses known to kill cancer cells in a lipid nanoparticle, or LNP, creating a selectively self-amplifying vRNA immunotherapy. ONCR-021 encodes an optimized strain of Coxsackievirus A21, or CVA21, and ONCR-788 encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. We believe our selectively self-amplifying vRNA Immunotherapy Platform holds the potential for IV administration and avoids the challenge of neutralizing antibodies seen in previous approaches with IV-administered oncolytic viruses. We plan to investigate the novel therapies from our vRNA Immunotherapy Platform in multiple histologies including cancers of the lung both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We plan to submit an investigational new drug application, or IND, for ONCR-021 in mid-2023 to enable clinical development for non-small cell lung cancer and other cancers such as clear cell renal cell carcinoma and melanoma, both as a single agent and in combination with immune checkpoint inhibitors. Following the IND submission for ONCR-021 and pending further resources, we plan to submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments. In the process of developing ONCR-021 and ONCR-788, we also developed a proprietary LNP platform for delivery of large nucleic acids, with efficient endosomal escape.

We plan to manufacture certain product candidates at our 105,000 square foot manufacturing facility in Andover, Massachusetts, 41,000 of which is specifically dedicated to GMP-compliant processes. We began process development activities at the facility in 2021 and we anticipate this facility will be operational in late 2022.

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

We have funded our operations primarily through the sale of redeemable convertible preferred stock, including Series A-1 redeemable convertible preferred stock, or Series A-1, and Series B redeemable convertible preferred stock, or Series B, our initial public offering, or IPO, of our common stock and a follow-on public offering, or the Follow-on Offering, of our common stock. In 2019, we conducted a Series B financing, in which the funding occurred in two separate tranches. We closed the first tranche of the Series B in 2019, raising $53.8 million of aggregate gross proceeds. In September 2020, we achieved the clinical development milestones that triggered the second and final tranche of the Series B financing, and as a result, we received an additional $35.8 million of gross proceeds. In October 2020, we completed our IPO, in which we issued an aggregate of 6,557,991 shares of common stock for aggregate net proceeds of $88.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Our shares of common stock began trading on the Nasdaq Global Market under the ticker symbol “ONCR” on October 2, 2020. Upon closing of our IPO, all outstanding shares of Series A-1 and Series B converted into an aggregate of 14,951,554 shares of common stock. In February 2021, we completed the Follow-on Offering in which we issued 3,000,000 shares of common stock for aggregate net proceeds of $53.0 million, after deducting underwriting discounts and commissions and offering expenses of $4.0 million.

From inception through December 31, 2021, we have raised an aggregate of $306.3 million of gross proceeds through the issuance of redeemable convertible preferred stock, our IPO and the Follow-on Offering.

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

As of December 31, 2021, we had cash and cash equivalents and investments of $123.9 million. We believe that our existing cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into late 2023.

Impact of COVID-19 Pandemic on Our Business

In response to the COVID-19 pandemic, we implemented a work-from-home policy allowing employees who can work from home to do so. We are in the process of transitioning back to in-office work for the majority of our employees. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now limited, and online and teleconference technology continues to be used regularly. We continue to monitor health guidance measures and may adjust our plans based upon the status of the pandemic.

Components of Operating Results

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical and clinical studies under our research programs, which include:

▪
employee-related expenses, including salaries, bonuses, benefits and stock-based compensation expense for our research and development personnel;
▪
costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;
▪
costs of manufacturing drug product and drug supply related to our current or future product candidates;
▪
costs of conducting preclinical studies and clinical trials of our product candidates;
▪
consulting and professional fees related to research and development activities, including stock-based compensation to non-employees;
▪
costs of maintaining our laboratory, including purchasing laboratory supplies and non-capital equipment used in our preclinical studies;
▪
costs related to compliance with clinical regulatory requirements;
▪
facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and
▪
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

▪
the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;
▪
establishing an appropriate safety profile;
▪
successful enrollment in and completion of clinical trials;
▪
whether our product candidates show safety and efficacy in our clinical trials;
▪
receipt of marketing approvals from applicable regulatory authorities;
▪
establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
▪
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
▪
commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
▪
continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of our current and future product candidates would significantly change the costs and timing associated with the development of those product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as we commence and continue clinical trials and continue the development of our current and future product candidates. However, we do not believe that it is possible at this time to accurately project expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses include salaries, bonuses, benefits and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, business development, operations and administrative roles. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, audit and tax fees, insurance costs, recruiting costs and costs for consultants who we utilize to supplement our personnel. General and administrative expenses also include travel costs, and facility, office-related costs and depreciation and amortization that are not included in research and development expenses.

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

Other Income (Expense)

Other income (expense) primarily includes changes in fair value of the Series B tranche rights and interest income. Included in the terms of the Series B stock purchase agreement in August 2019 were tranche rights granted to the holders of the Series B. The tranche rights provided the Series B holders with the right to purchase additional shares of Series B in an additional tranche under certain events. The tranche rights met the definition of a freestanding financial instrument as the tranche rights were legally detachable and separately exercisable from the Series B. The tranche rights were initially recorded at fair value as a liability on our consolidated balance sheet. The tranche rights were subsequently re-measured at fair value at the end of each reporting period and at settlement, which occurred in September 2020, when the second and final tranche of the Series B financing closed. Changes in the fair value were recognized as a component of other income (expense) in the year ended December 31, 2020.

Interest income primarily consists of interest income from our cash and cash equivalents and investments.

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$44,682	$27,153	$17,529	65%
General and administrative	20,136	10,000	10,136	101
Total operating expenses	64,818	37,153	27,665	74
Loss from operations	(64,818)	(37,153)	(27,665)	74
Total other income (expense), net	56	(11,146)	11,202	(101)
Net loss	$(64,762)	$(48,299)	$(16,463)	34%

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
	(in thousands)
Direct external expenses by program:
ONCR-177	$11,357	$8,562	$2,795
ONCR-021	2,668	—	2,668
ONCR-788	831	—	831
Platform development, early-stage research and unallocated expenses:
Employee compensation and related	14,624	8,892	5,732
External research, development and consulting	2,209	3,813	(1,604)
Laboratory supplies	3,698	2,977	721
Facility-related	6,301	1,388	4,913
Other expenses	2,994	1,521	1,473
Total research and development	$44,682	$27,153	$17,529

Research and development expenses increased from $27.2 million for the year ended December 31, 2020 to $44.7 million for the year ended December 31, 2021. The increase of $17.5 million, or 65%, was primarily the result of:

•
a $2.8 million increase in direct external expenses for ONCR-177 due to increased costs related to the Phase 1 trial as enrollment increased, increased production costs and increased license milestone payments directly attributable to ONCR-177;
•
a $3.5 million increase in direct external expenses for ONCR-021 and ONCR-788, which was attributable to pre-clinical development costs that were incurred subsequent to their respective candidate nominations in May 2021;
•
a $5.7 million increase in employee compensation costs, including salaries, bonus and benefits, due to increased headcount in 2021 as compared to 2020. Employee compensation costs also increased due to higher stock compensation expense incurred from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020;
•
a $1.6 million decrease in external research, development and consulting costs as costs in this category related to ONCR-021 and ONCR-788 are now being captured as program costs following their candidate nominations in May 2021;
•
a $0.7 million increase in laboratory supplies driven by our increased headcount and activities;
•
a $4.9 million increase in facility-related costs related to rent expense for our manufacturing facility in Andover, Massachusetts for which we entered into a lease in late 2020; and
•
a $1.5 million increase in other expenses primarily related to increased license expense, depreciation related to our manufacturing facility and support costs related to our growth.

General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
	(in thousands)
Employee compensation and related expenses	$8,711	$3,899	$4,812
Professional service and consultant fees	8,846	4,494	4,352
Facility-related	529	459	70
Other expenses	2,050	1,148	902
Total general and administrative expenses	$20,136	$10,000	$10,136

General and administrative expenses increased from $10.0 million for the year ended December 31, 2020 to $20.1 million for the year ended December 31, 2021. The increase of $10.1 million, or 101%, was primarily the result of:

•
a $4.8 million increase in employee compensation costs primarily related to higher stock compensation expense incurred from increased stock option grants to existing and new employees at higher share prices in 2021 compared to 2020 as well as higher salaries, bonus and employee benefits costs, due to increased headcount in 2021 as compared to 2020;

•
a $4.4 million increase in professional service and consultant fees primarily related to increased costs related to operating as a public company, including increased insurance expense, increased consultant costs to support our personnel and increased recruiting costs related to our headcount growth; and
•
a $0.9 million increase in other expenses primarily related to increased costs support costs related to our growth and operating as a public company.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2021 improved by $11.2 million compared to the year ended December 31, 2020. We recognized a $11.3 million loss associated with the change in fair value of the Series B tranche rights in year ended December 31, 2020. Since the Series B tranche rights were settled in September 2020, no loss was recognized in the year ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2021, we funded our operations with gross proceeds of $306.3 million from sales of our redeemable convertible preferred stock, our IPO and our Follow-on-Offering. As of December 31, 2021, our cash and cash equivalents and investments totaled $123.9 million.

Cash Flows

	YEAR ENDED DECEMBER 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(49,824)	$(36,807)
Investing activities	(32,730)	(1,056)
Financing activities	53,561	125,759
Net (decrease) increase in cash and cash equivalents	$(28,993)	$87,896

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $49.8 million and was primarily related to our net loss for the period of $64.8 million, partially offset by non-cash charges consisting of depreciation and amortization of $2.0 million and stock-based compensation expense of $6.6 million. Our net cash used in operating activities also included a net source of cash of $6.4 million related to changes in operating assets and liabilities as follows:

•
a net source of cash of $3.9 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;
•
a source of cash of $1.7 million from the reimbursement of certain tenant improvement allowances;
•
a net source of cash of $1.5 million from an increase in accounts payable primarily due to an increase in activities and expense in 2021 compared to 2020 and the timing of invoices;
•
a net source of cash of $1.5 million from an increase in accrued expenses and other liabilities primarily due to the timing of invoices and increased accrued compensation based on increased headcount in 2021; and
•
a net use of cash of $2.3 million from an increase in prepaid expenses and other current assets primarily due to an increase in payments to vendors in advance of services being performed, including the prepayment of annual insurance.

Net cash used in operating activities for the year ended December 31, 2020 was $36.8 million and was primarily related to our net loss for the period of $48.3 million, partially offset by non-cash activity consisting of an $11.3 million decrease in the fair value of the Series B tranche rights liability, stock-based compensation expense of $1.7 million, and depreciation and amortization of $1.4 million. Our net cash used in operating activities also included a net use of cash of $2.9 million related to changes in operating assets and liabilities as follows:

•
a net use of cash of $2.5 million from an increase in prepaid expenses and other current assets primarily related to the prepayment of annual insurance;
•
a net use of cash of $0.9 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;
•
a net source of cash of $0.3 million from an increase in accounts payable due to expense growth and the timing of invoices; and

•
a net source of cash of $0.2 million from an increase in accrued expenses and other current liabilities primarily due to the timing of invoices.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 and 2020 was $32.7 million and $1.1 million, respectively. The net cash used in investing activities in 2021 was associated with cash used to purchase investments of $23.2 million and leasehold improvements and purchases of laboratory equipment for our Andover facility of approximately $9.6 million. The net cash used in investing activities in 2020 was related to leasehold improvements and purchases of laboratory equipment for our Cambridge facility.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $53.6 million and primarily consisted of net proceeds from our Follow-on Offering. Net cash provided by financing activities for the year ended December 31, 2020 was $125.8 million. We closed the first tranche of the Series B financing in 2019. In 2020, we achieved the clinical development milestones that triggered the second and final tranche of the Series B financing, and as a result we received an additional $35.8 million of gross proceeds. In 2020, we also completed the IPO, which provided net proceeds of $89.8 million. This amount of net proceeds from the IPO excludes $1.5 million of legal and accounting costs that were expensed in 2019 and subsequently paid, due to the delayed timing of the IPO. Taking into account these previously expensed amounts, we received $88.3 million of aggregate net proceeds from the IPO.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, initiate clinical trials, build out our manufacturing facility and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into late 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

▪
the costs of conducting preclinical studies and clinical trials;
▪
the costs of manufacturing;
▪
the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;
▪
the costs, timing, and outcome of regulatory review of our product candidates;
▪
our ability to establish and maintain collaborations on favorable terms, if at all;
▪
the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;
▪
the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
▪
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
▪
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
▪
our headcount growth and associated costs as we expand our business operations and research and development activities; and
▪
the costs of operating as a public company.

Our existing cash and cash equivalents and investments will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

We determine the fair value of restricted common stock awards based on the fair value of our common stock on the date of grant.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2021:

AS OF DECEMBER 31, 2021	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$90,095	$5,704	$11,375	$10,444	$62,572
Total	$90,095	$5,704	$11,375	$10,444	$62,572

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

Under the Lease, the monthly rent payments for the Pod 4 Portion commenced on October 1, 2021, reflecting an approximately nine-month rent-free period following the execution of the Lease. Beginning on the Pod 4 rent commencement date, we began making monthly base rent payments, which are approximately $0.1 million per month and will increase to approximately $0.2 million per month during the term of the Lease. The monthly rent payments for the Pod 5 Portion are expected to commence on January 1, 2022, reflecting an approximately one-year rent-free period following the execution of the Lease. Beginning on the Pod 5 rent commencement date, we will be obligated to make monthly base rent payments, which will initially be approximately $0.2 million per month and will increase to approximately $0.3 million per month during the term of the Lease. We were also required to provide the landlord with a $2.9 million letter of credit as support for our obligations under the Lease. The total lease commitment under this Lease is expected to be approximately $72.0 million over the 15-year term.

In November 2021, we entered into an amendment the Lease. The amendment increased the existing footprint of the facility by approximately 17,150 square feet, or the Pod 3 Portion. The term of the overall Lease remained unchanged and rent payments for the Pod 3 Portion are expected to commence on July 1, 2022. Beginning on the Pod 3 commencement date, we will be obligated to make monthly base rent payments, which will be approximately $0.1 million for the duration of the term of the lease. In connection with this amendment, we agreed to provide the landlord an increase of $0.5 million to the letter of credit as support for its obligations under the Lease, bringing the total amount of the letter of credit to $3.4 million. The total lease commitment under this amendment is expected to be $13.3 million over the 15-year term.

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

In addition, we have entered into license and royalty agreements for intellectual property with certain parties. Such arrangements require ongoing payments, including payments upon achieving certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements are expensed as incurred and are recorded as research and development expenses. We paid amounts under such agreements at the time of execution and pay annual fees. Upon the dosing of patients in our Phase 1 clinical trial for ONCR-177, certain payments came due. We have not included the annual license fee payments in the table of contractual obligations above because the license agreements are cancelable by us and therefore, we believe that our non-cancelable obligations under these agreements are not material. We have not included potential royalties or milestone obligations in the table above because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty.

Please also refer to Note 12, Leases and Note 13, Commitments and Contingencies for further discussion around our contractual obligations.

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

▪
we are presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report;
▪
we will avail ourselves of the exemption from providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
▪
we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
▪
we will provide reduced disclosure about our executive compensation arrangements; and
▪
we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and investments are, or may be, in the form of money market funds or marketable debt securities and are, or may be, invested in U.S. Treasury and U.S. government agency obligations. However, because of the short-term nature of the investments in our portfolio, an immediate one percentage point change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 or 2020.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm (PCAOB Auditor ID: 42)	99
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	100
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and December 31, 2020	101
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and December 31, 2020	102
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020	103
Notes to Consolidated Financial Statements	104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oncorus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncorus, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 9, 2022

ONCORUS, INC.

Consolidated Balance Sheets

(in thousands, except for par value data)

	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$100,752	$130,305
Investments	23,173	—
Prepaid expenses and other current assets	5,185	3,086
Total current assets	129,110	133,391
Property and equipment, net	23,233	4,173
Right-of-use asset	45,218	41,372
Restricted cash	3,437	2,877
Other assets	589	450
Total assets	$201,587	$182,263
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$13,009	$1,245
Accrued expenses	6,281	3,738
Lease liability - current portion	1,684	993
Other current liabilities	—	8
Total current liabilities	20,974	5,984
Lease liability, net of current portion	50,388	41,615
Other long-term liabilities	203	—
Total liabilities	71,565	47,599
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at December 31, 2021 and 2020; issued and outstanding — no shares at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at December 31, 2021 and 2020; issued and outstanding — 25,848 and 22,599 shares at December 31, 2021 and 2020, respectively	3	2
Additional paid-in capital	324,620	264,487
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(194,587)	(129,825)
Total stockholders’ equity	130,022	134,664
Total liabilities and stockholders’ equity	$201,587	$182,263

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2021	2020
Operating expenses:
Research and development	$44,682	$27,153
General and administrative	20,136	10,000
Total operating expenses	64,818	37,153
Loss from operations	(64,818)	(37,153)
Other income (expense):
Change in fair value of Series B tranche rights (Note 7)	—	(11,256)
Other expense	(9)	(33)
Interest income	65	143
Total other income (expense), net	56	(11,146)
Net loss	$(64,762)	$(48,299)
Accretion of discount and dividends on redeemable convertible preferred stock	—	(8,527)
Net loss attributable to common stockholders	$(64,762)	$(56,826)
Comprehensive loss:
Net unrealized loss on investments	(14)	—
Comprehensive loss	$(64,776)	$(48,299)
Net loss per share attributable to common stockholders—basic and diluted	$(2.56)	$(9.35)
Weighted-average number of common shares outstanding—basic and diluted	25,320	6,080

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPRENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2019	76,499,992	$63,494	62,535,183	$53,138	988,700	$—	$—	$—	$(74,297)	$(74,297)
Issuance of Series B preferred stock	—	—	41,690,117	35,824	—	—	—	—	—	—
Series A-1 and Series B preferred stock dividends and accretion	—	4,830	—	3,696	—	—	(1,298)	—	(7,229)	(8,527)
Settlement of Series B tranche rights	—	—	—	13,132	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(76,499,992)	(68,324)	(104,225,300)	(105,790)	14,951,554	1	174,113	—	—	174,114
Issuance of common stock in initial public offering, net of $8,569 in offering costs	—	—	—	—	6,557,991	1	89,800	—	—	89,801
Stock-based compensation expense	—	—	—	—	—	—	1,738	—	—	1,738
Vesting of restricted common stock	—	—	—	—	24,368	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	76,435	—	134	—	—	134
Net loss	—	—	—	—	—	—	—	—	(48,299)	(48,299)
Balance at December 31, 2020	—	$—	—	$—	22,599,048	$2	$264,487	$—	$(129,825)	$134,664
Issuance of common stock in follow-on public offering, net of $4,017 in offering costs	—	—	—	—	3,000,000	1	52,982	—	—	52,983
Stock-based compensation expense	—	—	—	—	—	—	6,573	—	—	6,573
Vesting of restricted common stock	—	—	—	—	17,236	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	231,945	—	578	—	—	578
Other comprehensive loss	—	—	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	—	—	(64,762)	(64,762)
Balance at December 31, 2021	—	$—	—	$—	25,848,229	$3	$324,620	$(14)	$(194,587)	$130,022

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2021	2020
Operating activities:
Net loss	$(64,762)	$(48,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,948	1,373
Stock-based compensation	6,573	1,738
Loss on disposal of fixed assets	—	4
Change in fair value of Series B tranche rights	—	11,256
Amortization of premium/discount on investments	24	—
Non-cash interest income	(30)	—
Changes in:
Prepaid expenses and other current assets	(2,252)	(2,471)
Operating lease right-of-use asset	2,718	487
Tenant improvement allowance reimbursements	1,737	—
Accounts payable	1,529	284
Accrued expenses and other liabilities	1,526	217
Operating lease liability	1,165	(1,396)
Net cash used in operating activities	(49,824)	(36,807)
Investing activities
Purchase of property and equipment	(9,549)	(1,056)
Purchase of investments	(23,181)	—
Net cash used in investing activities	(32,730)	(1,056)
Financing activities
Proceeds from exercise of options to purchase common stock	578	134
Proceeds from issuance of Series B preferred stock and tranche liability	—	35,824
Proceeds from issuance of common stock, net of issuance costs	52,983	89,801
Net cash provided by financing activities	53,561	125,759
(Decrease) Increase in cash and cash equivalents	(28,993)	87,896
Cash, cash equivalents, and restricted cash at beginning of period	133,182	45,286
Cash, cash equivalents, and restricted cash at end of period	$104,189	$133,182
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$11,447	$19
Assets acquired under operating leases	$8,301	$39,052
Accretion of discount and dividends on preferred stock	$—	$8,527
Settlement of Series B tranche rights	$—	$13,132

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

On September 25, 2020, the Company effected a 1-for-12.0874 reverse stock split of its issued and outstanding common stock and a proportional adjustment to the existing conversion ratios for the outstanding shares of Series A-1 redeemable convertible preferred stock (“Series A-1”), and the Series B redeemable convertible preferred stock (“Series B”). Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split, including reclassification of par, additional paid-in capital and accumulated deficit amounts as a result of the split adjustment.

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

In February 2021, the Company completed a follow-on offering public offering of its common stock in which it sold 3,000,000 shares at an offering price of $19.00 per share, resulting in net proceeds of $53.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In November 2021, the Company entered into an open market sale agreement pursuant to which the Company may issue and sell shares of its common stock from time to time for aggregate gross proceeds of up to $50 million. There were no sales related to this agreement in 2021.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company evaluated its future cash needs and believes that with its current cash and cash equivalents and investments on hand at December 31, 2021, it has sufficient cash and cash equivalents and investments to sustain operations for at least the next twelve months following the filing of this Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, the estimated fair value of the Company’s common stock prior to its IPO and share-based awards utilized for stock-based compensation purposes, the Company’s Series B tranche rights (see Note 7), accrued expenses and amounts of expenses during the reported period, and determination of an incremental borrowing rate for any identified leases for which an implicit discount rate is not easily determinable. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company has all of its cash at one financial institution that management believes to be of high credit quality, in amounts that exceed federally insured limits. The Company invests its excess cash, in line with its investment policy, primarily in money market funds and high credit quality debt instruments .

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related expenses, including stock-based compensation expense, for personnel in executive, finance and accounting, business development, operations and administrative functions. General and administrative expenses also include fees for legal, consulting, accounting and audit services as well as insurance, outside service providers, direct and allocated facility- and office-related costs, and depreciation and amortization.

Interest Income on Investments

Interest income is separately presented on the consolidated statements of operations and comprehensive loss and consists of interest on cash and cash equivalents and investments.

Cash and Cash Equivalents

The primary objectives for the Company’s investment portfolio are the preservation of capital and maintenance of liquidity. The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government-backed securities and treasuries. Cash equivalents are stated at cost, which is substantially equivalent to fair value.

Restricted cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with an operating lease. As of December 31, 2021, restricted cash consisted of $3.4 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's consolidated balance sheets.

The Company includes its restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities in the consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	DECEMBER 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$100,752	$130,305
Restricted cash	3,437	2,877
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$104,189	$133,182

Investments

Short-term investments consist of commercial paper, corporate bonds, asset-backed securities, and U.S. Treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months, as current assets. As of December 31, 2021, all investments are classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method. The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. For the year ended December 31, 2021, the Company has not identified any other than temporary declines in fair value of its short-term investments.

Property and Equipment, Net

Property and equipment are recorded at cost. Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense is recognized on a straight-line basis over the estimated useful lives of the related assets. Property and equipment are depreciated as follows:

ASSET TYPE	ESTIMATED USEFUL LIFE
Computer equipment and software	3-5 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the Company's consolidated statements of operations as a component of other income (expense).

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the long-lived assets. If an impairment review were to be performed to evaluate a long-lived asset for recoverability, the Company would compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized if estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. For the years ended December 31, 2021 and 2020, the Company has not recorded any impairment losses on long-lived assets.

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

The Company believes that the carrying amounts of prepaid expenses, other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of those instruments.

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

Operating Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the lease commencement date. Future lease payments may include payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. The Company’s contracts typically do not have variable payments based on index or rate. The Company’s contracts that include a lease component generally include additional services that are transferred to the lessee (e.g., common-area maintenance services), which are non-lease components. Contracts typically also include other costs and fees that do not provide a separate service to the lessee, such as costs paid by the lessee to reimburse the lessor for administrative costs or payment for the lessor’s costs for property taxes, insurance related to the leased asset, and other lessor costs. The Company elected the practical expedient to account for the lease and its associated non-lease components as a single lease component for its real estate leases, including the office, lab, and its manufacturing space.

When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. As the Company's leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the lease term and economic environment at the lease commencement date. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. With limited exceptions, the nature of the Company's facility leases is such that there are no economic or other conditions that would indicate that it is reasonably certain at lease commencement that the Company will exercise options to extend the term.

The Company recognizes a corresponding lease right of use (“ROU”) asset, initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives. In some instances, as construction related to leasehold improvements is performed over the life of the lease, the right-of-use asset and lease liability will be adjusted on a prospective basis to reflect any payments relating to the lease incentives.

The Company’s leases consist of only operating leases. Operating leases are recognized on the balance sheet as ROU lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while certain variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected lease term on a straight-line basis. For leases with a term of one year or less, or short-term leases, the Company has elected to not recognize the lease liability for these arrangements and the lease payments are recognized in the consolidated statements of operations and comprehensive loss.

Patent Costs

The Company expenses patent costs as incurred and records such costs within general and administrative expenses.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s income tax returns. Deferred taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes in the Company's consolidated statements of operations and comprehensive loss. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by analyzing carryback capacity in periods with taxable income, reversal of existing taxable temporary differences and estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes stock-based compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture. Generally, the Company issues stock options and restricted stock awards with only service-based vesting conditions and records the expense for these awards using the straight-line method over the requisite service period. For performance-based awards that are awarded, the Company applies the graded-vesting method to the awards once achievement of the performance conditions is considered probable.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common stock, expected stock price volatility, the expected term of the stock option, the risk-free interest rate for a period that approximates the expected term of the stock option, and the Company’s expected dividend yield. The closing sale price per share of the Company’s common stock as reported on The Nasdaq Global Market on the date of grant is used to determine the fair value, which is then used to establish the exercise price per share of share-based awards to purchase common stock. As there was no public market for its common stock prior to October 2, 2020, which was the first day of trading upon completion of its IPO, the Company estimates its expected share price volatility based on the historical volatility of publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the years presented herein because common stock equivalent shares from the Series A-1, Series B, restricted stock, stock option awards and outstanding warrants to purchase common stock (see Notes 9 and 14) were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance, which seeks to increase transparency on governmental assistance in entities' financial reporting. This guidance is effective for all business entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief, in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on the consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

3. Cash Equivalents and Investments

The following tables summarize the amortized cost and fair value of our cash equivalents and investments (in thousands):

	DECEMBER 31, 2021
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$98,900	$—	$—	$98,900
Total Cash Equivalents	$98,900	$—	$—	$98,900

Investments
Commercial paper	$11,084	$—	$—	$11,084
Asset-backed securities	2,020	—	(2)	2,018
U.S. treasury securities	4,812	—	(8)	4,804
Corporate bonds	5,271	—	(4)	5,267
Total Investments	$23,187	$—	$(14)	$23,173

	DECEMBER 31, 2020
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$126,056	$—	$—	$126,056
Total Cash Equivalents	$126,056	$—	$—	$126,056

The Company had no Investments as of December 31, 2020.

As of December 31, 2021, the Company held four investments with unrealized losses. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of December 31, 2021.

There were no realized gains or losses recognized on investments for the year ended December 31, 2021. Interest on investments is recognized as interest income in the consolidated statements of operations and comprehensive loss.

All investments held as of December 31, 2021, were classified as available-for-sale securities and had contractual maturities of less than two years.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$98,900	$—	$—	$98,900
U.S. treasury securities	4,804	—	—	4,804
Commercial paper	—	11,084	—	11,084
Asset-backed securities	—	2,018	—	2,018
Corporate bonds	—	5,267	—	5,267
Total Assets	$103,704	$18,369	$—	$122,073

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2020
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$126,056	$—	$—	$126,056
Total Assets	$126,056	$—	$—	$126,056

The Company classifies its money market funds and U.S. treasury securities as Level 1 assets since it measures fair value using quoted prices in active markets for identical assets. The Level 2 assets include commercial paper, asset-backed securities, and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data. The Company did not hold any Level 3 assets during the periods presented.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 assets during the periods presented.

5. Property and Equipment, net

Property and equipment, net as of December 31, 2021 and 2020 consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Laboratory equipment	$6,084	$3,767
Computer equipment and software	478	221
Furniture and fixtures	769	306
Leasehold improvements	9,266	4,098
Fixed assets not yet placed in service	12,790	—
Total property and equipment, gross	29,387	8,392
Less accumulated depreciation	(6,154)	(4,219)
Total property and equipment, net	$23,233	$4,173

Depreciation expense was $1.9 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively, which is included within operating expenses in the consolidated statement of operations and comprehensive loss.

6. Accrued Expenses and Other Long-Term Liabilities

At December 31, 2021 and 2020, accrued expenses and other long-term liabilities consisted of the following (in thousands):

	AS OF DECEMBER 31,
	2021	2020
Accrued research and development costs	$1,474	$1,369
Accrued leasehold improvement costs	999	—
Accrued compensation	2,697	1,661
Accrued professional fees	846	568
Other accrued expenses	468	140
Total accrued expenses and other long-term liabilities	$6,484	$3,738

As of December 31, 2021, other long-term liabilities of $0.2 million represents the value of unmet conditions associated with a governmental grant received in 2021. The Company anticipates meeting these conditions between 2024 and 2026 and, upon satisfaction, will reduce these liabilities with a corresponding reduction to research and development expenses.

7. Series B Tranche Rights

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

A rollforward of the Series B Tranche Rights liability for the year ended December 31, 2020 is as follows (in thousands):

SERIES B TRANCHE RIGHTS
Balance at December 31, 2019	$1,876
Change in fair value	11,256
Settlement of Series B tranche rights liability	(13,132)
Balance at December 31, 2020	$—

8. Redeemable Convertible Preferred Stock

Upon the closing of the IPO on October 6, 2020, all of the outstanding shares of Series A-1 and Series B automatically converted into an aggregate of 14,951,554 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO and as of December 31, 2021, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company amended and restated its certificate of incorporation to provide for 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share as part of its authorized capital.

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

9. Common Stock

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

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vest over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. A summary of non-vested restricted stock during the year ended December 31, 2021 is as follows:

	AMOUNT	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Balance at December 31, 2020	17,234	$1.57
Repurchases	—	—
Issuances	—	—
Vested	(17,234)	1.57
Balance at December 31, 2021	—

Common Stock Warrants

The Company has issued common stock warrants that allow for the holders to purchase an aggregate of 71,544 shares of common stock at $1.21 per share. As of December 31, 2021, all of the common stock warrants were fully exercisable. The common stock warrants expire in 2031.

Reserved Shares

The Company has reserved shares of common stock for the conversion or exercise of the following securities:

	DECEMBER 31, 2021	DECEMBER 31, 2020
Exercise of common stock warrants	71,544	71,544
Exercise of options to purchase common stock	3,681,793	2,790,746
Vesting of restricted stock	—	17,234
Shares available for issuance under equity incentive plans	2,132,067	2,123,440
Total	5,885,404	5,002,964

10. Equity Incentive Plans

The Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) on March 31, 2016. The Plan, as amended, provided for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock awards to employees, directors and non-employees. All option awards were granted with an exercise price equal to or greater than the market price of the Company's stock at the date of grant. Option awards generally vest over three to four years. Certain option awards provide for accelerated vesting if there is a change in control as defined in the 2016 Plan. The provisions of the 2016 Plan allow for early exercises for options that have not yet vested. Early exercises have historically been for a de minimis number of shares.

On September 23, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO and serves as the successor to the 2016 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, cash awards, performance awards, and stock bonus awards. The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1 of each fiscal year, starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to 5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a lesser number of shares as may be determined by the board of directors (or an authorized committee thereof). On January 1, 2021, the number of shares reserved for issuance under the 2020 Plan automatically increased by 1,130,896 shares of common stock. At December 31, 2021, there were 2,132,067 shares of common stock available for issuance under the 2020 Plan. On January 1, 2022, the plan automatically increased by 1,292,458 shares of common stock.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the execution of the underwriting agreement related to the IPO. The Company has initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of each fiscal year starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a less number of shares for such increase. There was no automatic increase in the number of shares of common stock reserved for sale under the ESPP in 2021. In December 2021, the board of directors determined that there would be no automatic increase in the number of shares of common stock reserved for sale under the ESPP on January 1, 2022.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions for the years ended December 31, 2021 and 2020 as noted in the following table:

	YEARS ENDED DECEMBER 31,
	2021	2020
Expected volatility	81.4%-88.3%	78.7%-86.3%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.3-10	6.1-10
Risk-free rate	0.5%-1.6%	0.4%-1.2%

Total stock-based compensation expense (including both stock option awards and restricted stock) was as follows:

	YEARS ENDED DECEMBER 31,
	2021	2020
	(in thousands)
General and administrative	$4,240	$964
Research and development	2,333	774
Total stock-based compensation	$6,573	$1,738

Total stock-based compensation expense by award type was as follows:

	YEARS ENDED DECEMBER 31,
	2021	2020
	(in thousands)
Restricted stock	$25	$33
Stock options	6,548	1,705
Total stock-based compensation	$6,573	$1,738

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock with an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each tranche representing one-third of the total grant) that will each vest four years from the date of grant. This option grant and its tranches are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. As of December 31, 2021, the Company determined that the requisite service period of this award is four years and recognized $0.6 million of stock-based compensation expense for the year ended December 31, 2021. Accelerated vesting was not considered to be probable for any tranche of this award at December 31, 2021.

A summary of stock option activity for the year ended December 31, 2021 is presented below:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2020	2,790,746	$8.13
Granted	1,258,759	$15.41
Exercised	(231,222)	$2.47
Canceled, expired, or forfeited	(136,490)	$11.72
Outstanding at December 31, 2021	3,681,793	$10.84	8.11	$2,875
Vested and expected to vest at December 31, 2021	3,681,793	$10.84	8.11	$2,875
Exercisable at December 31, 2021	1,407,937	$5.71	7.06	$2,377

The weighted average grant date fair value of options granted to employees, directors and non-employee consultants during the years ended December 31, 2021 and 2020 was $11.05 and $12.88, respectively. The total intrinsic value of stock options exercised was $2.4 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively. Total unrecognized stock-based compensation expense related to stock options amounted to $19.8 million at December 31, 2021 and is expected to be recognized over a weighted-average period of 2.62 years.

The total fair value of restricted shares vested during each of the years ended December 31, 2021 and 2020 was less than $0.1 million.

11. Income Taxes

Total (benefit from) provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Current income tax expense	$—	$—

Deferred income tax benefit	19,943	10,994
Valuation allowance for deferred tax assets	(19,943)	(10,994)
Deferred income tax expense, net	—	—

Total (benefit from) provision for income taxes	$—	$—

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	DECEMBER 31,
	2021	2020
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	6.1	4.6
Permanent differences	(0.4)	(5.6)
Research and development credit benefit	3.8	2.8
Change in valuation allowance	(30.5)	(22.8)
Effective income tax rate	— %	— %

The Company had a net loss for 2021 and 2020 and no income tax benefit has been recorded due to the full valuation allowance for deferred tax assets. The components of the Company’s deferred taxes at December 31, 2021 and 2020 are as follows (in thousands):

	DECEMBER 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards (federal and state)	$41,610	$27,761
Tax credits (federal and state)	6,967	4,507
Accrued expenses and other liabilities	316	—
Capitalized research and development expenditures	835	835
Intangible assets	322	—
Stock based compensation	1,499	133
Lease liabilities	14,226	11,640
Total deferred tax assets	65,775	44,876
Valuation allowance	(53,139)	(33,194)
Net deferred income tax assets	12,636	11,682
Deferred tax liabilities:
Fixed assets	(283)	(379)
Right-of-use assets	(12,353)	(11,303)
Net deferred tax liabilities	(12,636)	(11,682)
Net deferred income taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred income tax assets. Accordingly, a full valuation allowance has been established against the net deferred income tax assets for each period presented. Management evaluates the positive and negative evidence at each reporting period. The valuation allowance was $53.1 million as of December 31, 2021 and $33.2 million as of December 31, 2020. The increase in the valuation allowance of approximately $19.9 million in 2021 was primarily a result of net losses generated with no corresponding financial statement benefit.

As of December 31, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of $153.0 million, of which $18.1 million will begin to expire in 2035, and approximately $134.9 million can be carried forward indefinitely. The Company also has $150.1 million of state net operating losses which expire at various dates through 2041. As of December 31, 2021, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $5.1 million and $2.4 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or research and development tax credit carryforwards before utilization. Further, until a study is completed, and any limitation is known, no adjustments have been reflected in the deferred income tax asset for NOL carryforwards or credits.

For the year ended December 31, 2021, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts have been recognized as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred income tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company had no unrecognized tax benefits or related interest and penalties for the years ended December 31, 2021 and 2020.

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

The Company established a Massachusetts securities corporation in 2019. The securities corporation is taxed on its investment income at the rate of 1.32%. The income tax associated with investment income from the securities corporation was not material to the 2021 income tax provision.

12. Leases

The Company has an operating lease in Cambridge, Massachusetts for its corporate headquarters. The lease will expire in January 2024 and includes an optional extension for an additional three-year period.

The Company also has an operating lease for approximately 33,518 square feet (the “Pod 4 Portion”), and approximately 54,666 square feet (the “Pod 5 Portion”), of a manufacturing facility located in Andover, Massachusetts that expires in December 2036. The Company has two options to extend the term of the lease for a period of ten years each. As of December 31, 2021, the Company had not exercised its options to extend the lease term for either lease and it does not deem it reasonably certain that these options will be exercised. The Company agreed to provide the landlord with a $2.9 million letter of credit as support for its obligations under the Andover facility lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of approximately $13.2 million. Due to the unpredictability of the payout of leasehold improvement reimbursements, the right-of-use asset will be adjusted on a prospective basis to reflect any payments relating to the lease incentive as construction related to these improvements is performed over the life of the lease. For the year ended December 31, 2021, the Company capitalized $17.0 million of leasehold improvement costs, of which $1.7 million was reimbursed through the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

In November 2021, the Company entered into an amendment to its existing lease agreement for manufacturing and office space in Andover, Massachusetts. The amendment increased the existing footprint of the facility by approximately 17,150 square feet ("Pod 3 Portion"). The term of the overall lease remained unchanged and rent payments for the Pod 3 Portion are expected to commence on July 1, 2022. The Company evaluated this amendment and determined that it is a lease modification that resulted in a separate contract that is to be treated as a separate lease from the Pod 4 and Pod 5 Portions. In connection with this amendment, the Company agreed to provide the landlord an increase of $0.5 million to the letter of credit as support for its obligations under the lease, bringing the total amount of the letter of credit to $3.4 million. The letter of credit is recorded as a non-current asset on the consolidated balance sheet as of December 31, 2021. The amendment further provides a lease incentive in the form of reimbursable leasehold improvements specific to the Pod 3 Portion of approximately $1.7 million. The leased premises for the Pod 3 Portion were available as of December 1, 2021, and the Company recognized a right-of-use asset and lease liability of $8.3 million on that date. Similar to the Pod 4 and Pod 5 Portions, due to the unpredictability of the payout of leasehold improvement reimbursements, the right-of-use asset will be adjusted on a prospective basis to reflect any payments related to the lease incentive as construction related to the leasehold improvements is performed.

During the years ended December 31, 2021 and 2020, the Company recognized total rent expense of $5.7 million and $1.0 million, respectively, related to office and lab space under the leases. The amount of variable rent expense and rent for short-term leases for these periods was $2.2 million and $0.6 million, respectively.

Other supplemental information related to leases was as follows as of December 31, 2021:

(in thousands)	2021	2020
Weighted average remaining lease term	13.8 years	14.5 years
Weighted average discount rate	8.1%	8.5%
Cash paid for amounts included in the measurement of lease liabilities	$1,777	$1,924

Maturities of operating lease liabilities were as follows as of December 31, 2021 (in thousands):

Year	Amount
2022	$5,704
2023	6,380
2024	4,995
2025	5,145
2026	5,299
Thereafter	62,572
Total lease payments	90,095
Less imputed interest	(38,023)
Total lease liabilities	$52,072

Current portion	$1,684
Long-term portion	$50,388

13. Commitments and Contingencies

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

Ospedale San Raffaele S.r.l. and Fondazione Telethon

In December 2015, the Company entered into a license agreement with Ospedale San Raffaele S.r.l. and Fondazione Telethon, as amended, for the use of certain patents and technology. The Company made an initial payment of $0.1 million, which amount was recorded as research and development expense. Under the terms of the license, the Company is required to pay an annual maintenance fee, up to $3.9 million in milestone payments for the first indication, up to $5.7 million in milestone payments for each subsequent indication, and a low single digit tiered royalty on net sales of any covered products. The agreement terminates upon the expiration of the last remaining royalty obligation for a licensed product.

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

WuXi Biologics Ireland Limited

In July 2019, the Company entered into a license agreement with Wuxi Biologics Ireland Limited for the use of certain patents and technology. Under the terms of the license, the Company agreed to an initial license payment of $0.3 million and is required to pay milestone payments for the first product developed, as well as additional products, in addition to royalties on net product revenue. For the first product developed, the Company is required to pay up to $8.0 million in certain clinical milestone payments. For the first three products developed, the Company is also required to pay up to $27.0 million in commercial milestone payments for each product that achieves specified net sales levels along with product approvals in several countries. The Company also agreed to pay tiered royalties on net sales of licensed products ranging in the low-single digits. The obligation to pay royalties under the license agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiry of the last valid claim of the licensed patents that cover such licensed product in such country. In June 2021, the Company satisfied a $0.5 million milestone event related the development of its first product and paid Wuxi Biologics Ireland Limited, which was recorded to research and development expense.

Gaeta Therapeutics Ltd.

In November 2021, the Company entered into a license agreement with Gaeta Therapeutics Ltd. for the use of certain patent rights in connection with usage of a certain transgene, IL-12, with a systemic checkpoint inhibitor and with respect to the development of products that would otherwise infringe on such rights. The Company made an initial payment of $0.2 million, which was recorded as research and development expense in the year ended December 31, 2021. Under the terms of the license, the Company is obligated to make certain milestone payments including a low six-figure payment related to the achievement of a certain patent milestone in the United States, certain clinical and regulatory milestone payments which amount to $7.5 million in the aggregate for a given developed product or indication, and additional annual payments of low single digit millions following regulatory approval of each product. The Company is also obligated to pay tiered royalties on cumulative net sales of all developed products up to $2.5 million in the aggregate for cumulative net sales in excess of certain thresholds of net sales reached, with additional payments in the mid single-digit millions thereafter upon the achievement of additional net sales milestones. The Company achieved the first clinical milestone in December 2021 and paid Gaeta Therapeutics Ltd. $0.5 million, which was recorded to research and development expense.

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

14. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	YEARS ENDED DECEMBER 31,
	2021	2020
Outstanding stock options	3,681,793	2,790,746
Restricted stock	—	17,234
Common stock warrants	71,544	71,544
Total	3,753,337	2,879,524

15. Retirement Plan

The Company has a tax-qualified employee savings and retirement plan under Section 401(k) of the Code, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions. The Company paid matching contributions of $0.4 million in 2021 and did not make any matching contributions in 2020.

16. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these financial statements were issued. Subsequent to the issuance of the financial statements, there were no events that occurred that required disclosure, or revision to, the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Information about our Executive Officers.”

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts (PCAOB Auditor ID: 42).The information required by Item 14 is incorporated herein by reference to the sections of the 2022 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements. The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a) (2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits.

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39575	3.1	October 6, 2020

3.2	Amended and Restated Bylaws.	8-K	001-39575	3.2	October 6, 2020

4.1	Third Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of August 5, 2019, as amended November 18, 2019.	S-1	333-248757	4.1	September 11, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-248757	4.2	September 28, 2020

4.3	Form of Common Stock Warrant Agreement.	S-1	333-248757	4.3	September 11, 2020

4.4	Description of Registrant’s Securities.	10-K	001-39575	4.4	March 10, 2021

10.1	Form of Indemnification Agreement between the registrant and its directors and officers	S-1	333-248757	10.1	September 11, 2020

10.2+	2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.2	September 11, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.3	September 11, 2020

10.4+	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for the 2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.4	September 11, 2020

10.5+	2020 Equity Incentive Plan.	S-1/A	333-248757	10.5	September 28, 2020

10.6+	Form of Stock Option Grant Notice and Option Agreement for the 2020 Equity Incentive Plan.	S-1/A	333-248757	10.6	September 28, 2020

10.7+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.	S-8	333-249425	4.9	October 9, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-1/A	333-248757	10.7	September 28, 2020

10.9+	Amended and Restated Employment Agreement by and between the registrant and Mitchell Finer, dated as of August 8, 2018, as amended November 14, 2018 and April 6, 2020.	S-1	333-248757	10.11	September 11, 2020

10.10+*	Letter Agreement by and between the registrant and Mitchell Finer, Ph.D., dated as of January 25, 2022

10.11+	Amended and Restated Employment Agreement by and between the registrant and Theodore (Ted) Ashburn, M.D., PhD., dated as of October 6, 2020.	S-1/A	333-248757	10.20	September 28, 2020

10.12+	Employment Agreement by and between the registrant and Christophe Quéva, dated as of October 6, 2020.	S-1/A	333-248757	10.22	September 28, 2020

10.13+	Employment Agreement by and between the registrant and Steve Harbin, dated as of December 7, 2020	S-1	333-252896	10.12	February 9, 2021

10.14†	License Agreement by and between the registrant, Ospedale San Raffaele S.r.l. and Fondazione Telethon, dated as of December 22, 2015, as amended June 30, 2017	S-1	333-248757	10.12	September 11, 2020

10.15†	Exclusive License Agreement by and between the registrant and the University of Pittsburgh, dated as of March 23, 2016, as amended June 30, 2016, November 4, 2016 and October 29, 2019.	S-1	333-248757	10.13	September 11, 2020

10.16†	Biomaterials License Agreement by and between the registrant and the University of Pittsburgh, dated as of September 28, 2016.	S-1	333-248757	10.14	September 11, 2020

10.17†	Non-Exclusive License Agreement by and between the registrant and The Washington University, dated as of July 7, 2016.	S-1	333-248757	10.15	September 11, 2020

10.18†	License Agreement by and between the registrant and Northwestern University, dated as of December 11, 2018, amended as of September 26, 2019.	S-1	333-248757	10.16	September 11, 2020

10.19†	License Agreement by and between the registrant and WuXi Biologics Ireland Limited, dated as of July 25, 2019.	S-1	333-248757	10.17	September 11, 2020

10.20†	Royalty Transfer Agreement by and among the registrant, MPM Foundation and UBS Foundation, dated as of March 31, 2016.	S-1	333-248757	10.18	September 11, 2020

10.21†*	License Agreement by and between the registrant and Gaeta Therapeutics, Ltd., dated as of November 10, 2021

10.22	Hampshire Street Lease by and between the registrant and BMR-Hampshire LLC, dated as of May 10, 2016, as amended November 17, 2016.	S-1	333-248757	10.19	September 11, 2020

10.23	Lease Agreement by and between IQHQ-4 Corporate, LLC and the Company, dated as of December 29, 2020.	S-1	333-252896	10.21	February 9, 2021

10.24	Amended and Restated First Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the registrant, dated as of October 25, 2021	10-Q	001-39575	10.1	November 3, 2021

10.25*	Second Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the registrant, dated as of November 17, 2021

10.26	Open Market Sale AgreementSM by and between the registrant and Jefferies LLC, dated as of November 19, 2021	8-K	001-39575	10.1	November 19, 2021

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^

This certification is being furnished herewith solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCORUS, INC.

Date: March 9, 2022	By:	/s/ Theodore (Ted) Ashburn
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

NAME	POSITION	DATE

/s/ Theodore (Ted) Ashburn Theodore (Ted) Ashburn, M.D., PhD.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2022

/s/ John McCabe John McCabe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2022

/s/ Mitchell Finer Mitchell Finer, Ph.D.	Chairman of the Board of Directors	March 9, 2022

/s/ Scott Canute Scott Canute	Director	March 9, 2022

/s/ Luke Evnin Luke Evnin, Ph.D.	Director	March 9, 2022

/s/ Mary Kay Fenton Mary Kay Fenton	Director	March 9, 2022

/s/ Spencer Nam Spencer Nam	Director	March 9, 2022

/s/ Eric Rubin Eric Rubin, M.D.	Director	March 9, 2022

/s/ Barbara Yanni Barbara Yanni	Director	March 9, 2022