Form 10-K/A
period 2021-12-31
Oncorus, Inc.
filed 2022-04-29
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Oncorus, Inc. (the "Company," "Oncorus," "our," "us" or "we") is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Original Report"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2022. We are filing this Amendment to provide the information required by Part III of Form 10-K that was omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications of our principal executive officer and principal financial officer are included as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No other changes have been made to the Original Report other than those described above. This Amendment does not reflect subsequent events occurring after the filing date of the Original or modify or update in any way the financial statements, consents or any other items or disclosures made in the Original Report in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of April 28, 2022:

Name	Age	Position(s)
Executive Officers
Theodore (Ted) Ashburn, M.D., Ph.D.	55	President, Chief Executive Officer and Director
John M. Goldberg, M.D.	49	Chief Medical Officer
Stephen W. Harbin	63	Chief Operating Officer and Chief of Staff
Christophe Quéva, Ph.D.	55	Chief Scientific Officer and Senior Vice President, Research

Non-Employee Directors
Mitchell Finer, Ph.D.	62	Chairman
Scott Canute	62	Director
Luke Evnin, Ph.D.	58	Director
Mary Kay Fenton	58	Director
Spencer Nam	52	Director
Eric Rubin, M.D.	63	Director
Barbara Yanni	67	Director

There are no family relationships among any of our directors or executive officers.

Executive Officers

Theodore (Ted) Ashburn, M.D., Ph.D. has served as our President and Chief Executive Officer and as a member of our Board since July 2018. Prior to joining us, he served as Head of Oncology Development at Moderna, Inc. from September 2017 until July 2018, where he was responsible for overall design, integration and execution of its clinical-stage oncology programs. From February 2016 until July 2017, Dr. Ashburn served as the Head of Operations of Caperna, a Moderna venture focused on personalized cancer vaccines. From December 2014 until February 2016, he served as Senior Vice President, Product Strategy and Operations at Dicerna Pharmaceuticals, Inc. From December 2006 to December 2014, Dr. Ashburn held various positions of increasing responsibility at Genzyme/Sanofi Oncology, including holding the position of global product leader for Leukine® and Elitek® in addition to various business development roles of increasing seniority. Dr. Ashburn has an M.D. from Harvard Medical School, a Ph.D. in Organic Chemistry from Massachusetts Institute of Technology and a B.S. from Ball State University where he majored in Chemistry and obtained a minor degree in Computer Science. We believe Dr. Ashburn provides invaluable insight and guidance to our Board and our Company due to his extensive technical skills and executive-level leadership experience in the field of oncological biotherapeutics, as well as his operating and historical experience gained from serving as our President and Chief Executive Officer.

John M. Goldberg, M.D. has served as our Chief Medical Officer since February 2022 and prior to that as our Senior Vice President, Clinical Development since October 2018. Prior to joining us, he served as the Senior Medical Director at H3 Biomedicine Inc., a developer of genomics-based cancer therapies, from November 2016 until October 2018, Medical Director at Agenus, Inc., a publicly traded biotechnology company, from July 2015 until November 2016, and as the Director of Pediatric Oncology Early Phase Clinical Trials, including leading the pediatric oncology Phase 1 program, at the University of Miami, Miller School of Medicine from 2008 until July 2015. Dr. Goldberg has extensive experience in the design, oversight and conduct of first-in-human clinical oncology trials of neo-antigen vaccines, dendritic cell vaccines and GVAX® (a cell-based granulocyte macrophage-colony stimulating factor gene-transduced tumor vaccine), as well as the design, oversight and conduct of clinical trials of checkpoint inhibitors and costimulatory agonists. He is a pediatric oncologist with 14 years of experience treating children with cancer and enrolling patients to phase 1 trials. Dr. Goldberg served as a fellow and a junior faculty member at the Dana-Farber Cancer Institute from 2002 until 2008 and as a Pediatric Resident at the University of Rochester from 1999 until 2002. Dr. Goldberg holds a M.D. from the University of Massachusetts Medical School and an A.B. in Biological Sciences from the University of Chicago.

Stephen W. Harbin has served as our Chief Operating Officer and Chief of Staff since December 2020. Since April 2019, Mr. Harbin has served as President of Albourne Consulting LLC, a consultancy firm he owns that provides strategic counsel to early-stage biotech companies. In this capacity, Mr. Harbin provided consulting services to us in connection with our strategic manufacturing and operational objectives from July 2019 until his appointment as our Chief Operating Officer and Chief of Staff. Previously, Mr. Harbin served as the Chief Sustainability Officer and Senior Vice President of Corporate Facilities & Norwood Manufacturing at Moderna, Inc., a U.S.-based biotechnology company, from August 2017 to April 2019. Prior to that, he served as the Senior Vice President of

Global Operations, Quality & Corporate Facilities at Moderna from October 2016 to August 2017, and as Senior Vice President, Human Resources, Global Operations, Quality & Corporate Facilities at Moderna from July 2013 to October 2016. Mr. Harbin also previously held the position of Senior Vice President, Global Operations at bioMériux SA, a multinational biotechnology company, and served in a variety of senior business and operational leadership roles for both publicly and privately held biotechnology companies. Mr. Harbin holds a B.S. in Agriculture and a diploma in Farm Management from Durham College of Agriculture and Horticulture in the United Kingdom.

Christophe Quéva, Ph.D. has served as our Chief Scientific Officer and Senior Vice President, Research since October 2017. Since May 2021, he has served as a venture partner at BPI France. Prior to joining us, from August 2015 until September 2017, he was the Chief Scientific Officer at iTeos Therapeutics SA, a biopharmaceutical company headquartered in Belgium focused on the development of innovative immuno-oncology therapies. From 2012 until July 2015, Dr. Quéva was the Director of Biology, Translational Medicine and, previously, the Director of Biology, Oncology and Inflammation, at Gilead Sciences, Inc., a biopharmaceutical company. From 2006 until 2011, Dr. Quéva served as Director of Research, Hematology Oncology Therapeutic Area at Amgen Inc., a multinational biopharmaceutical company, and from 1998 to 2006 he held various positions at AstraZeneca, a multinational pharmaceutical company. Dr. Quéva served as a post-doctoral fellow at Fred Hutchinson Cancer Research Center in Seattle, Washington, after receiving his Ph.D. in Life and Health Sciences from the University of Lille, France.

Non-Employee Directors

Mitchell Finer, Ph.D., a co-founder of our company, has served as Chairman of our Board since January 2022 and previously as Executive Chairman of our Board since July 2018, after serving as a member of our Board since January 2016. From January 2016 until June 2018, he served as our Chief Executive Officer and Chief Scientific Officer. Dr. Finer has served as an Executive Partner of MPM Capital, Inc., since August 2015, and currently serves as the Chief Scientific Officer of ElevateBio LLC, a position he has held since May 2019, President of ElevateBio BaseCamp, Inc. since May 2019, and Chief Executive Officer of LifeEDIT Technologies Incorporated since November 2020. Prior to joining MPM Capital, Dr. Finer was the Chief Scientific Officer of bluebird bio, Inc. from 2010 until June 2015. Dr. Finer co-founded and served on the board of directors of Adverum Biotechnologies, Inc. and CODA Biotherapeutics, Inc., where he also served as interim Chief Executive Officer from April 2017 to July 2018. He currently serves on the board of directors of Turmeric Acquisition Corp., a publicly traded special purpose acquisition company formed by MPM Capital, and previously served on the board of directors of TCR2 Therapeutics, Inc. He also serves on the board of directors of the following privately-held biotechnology companies: ElevateBio, LLC, CODA Biotherapeutics, Inc., LifeEDIT Technologies Incorporated and Abata Therapeutics, Inc. Dr. Finer received a Ph.D. in Biochemistry and Molecular Biology from Harvard University and a B.A. in Biochemistry and Bacteriology from the University of California, Berkeley. He completed a postdoctoral fellowship at the Whitehead Institute for Biomedical Research. We believe Dr. Finer is qualified to serve as a member of our Board because of his operational, strategic and corporate leadership experience and his experience as a founder of numerous biopharmaceutical companies, including as our co-founder.

Scott Canute has served on our Board since December 2020. Previously, he served as the President of Global Manufacturing and Corporate Operations at Genzyme Corporation from 2010 to 2011, and before that, in various positions with Eli Lilly and Company over the span of 25 years, including as President, Global Manufacturing Operations from 2004 to 2007. Mr. Canute served as a director of Flexion Therapeutics, Inc., a publicly traded biopharmaceuticals company, from March 2015 to November 2021. Mr. Canute joined the board of directors of Immunomedics, Inc., a publicly traded biopharmaceutical company, in March 2017, serving in that capacity until its acquisition by Gilead Sciences in October 2020, during which time he served as that company’s Executive Director from March 2019 until April 2020. Within the past five years, Mr. Canute also served as a member of the boards of directors of the publicly traded biopharmaceuticals companies Akebia Therapeutics, Inc., Proteon Therapeutics, Inc. (prior to its merger with ArTara Therapeutics, Inc.) and Outlook Therapeutics, Inc. (previously Oncobiologics, Inc.). Mr. Canute also previously served as a member of the board of directors of AlloCure, Inc. and Inspiration Biopharmaceuticals, Inc. In addition, Mr. Canute previously served on the board of directors of the National Association of Manufacturers and the Indiana Manufacturers Association. He holds a Master of Business Administration from Harvard Business School and a Bachelor of Science in Chemical Engineering from the University of Michigan. We believe that Mr. Canute’s manufacturing and operational experience in the biopharmaceutical industry and his experience of serving on the boards of directors for a variety biopharmaceuticals companies qualifies Mr. Canute to serve on our Board.

Luke Evnin, Ph.D. has served on our Board since March 2016. Dr. Evnin co-founded MPM Capital, an early-stage life sciences venture investing firm, in 1997, where he currently serves as Managing Director. Prior to co-founding MPM Capital, Dr. Evnin spent seven years as a venture capitalist at Accel Partners, a venture capital firm, including four years as general partner, where he focused on investments in emerging healthcare companies. Dr. Evnin currently serves as Chief Executive Officer of Turmeric Acquisition Corp., a publicly traded special purpose acquisition company formed by MPM Capital. In 2015 Dr. Evnin co-founded Harpoon Therapeutics Inc., a publicly held immunotherapy company, and until July 2020 served as chairman of its board of directors. From October 2017 to June 2019, Dr. Evnin served as the interim Chief Executive Officer of Werewolf Therapeutics, Inc., where he continues to serves as chairman of its board of directors. Dr. Evnin has also served on the board of directors of many public and private companies over his 28-year venture capital career, including serving as a director of Syndax Pharmaceuticals, Inc., EnteroMedics Inc. (now known as ReShape Lifesciences Inc.), Epix Medical, Inc., Intercell AG, Metabasis Therapeutics, Inc. (acquired by Ligand Pharmaceuticals, Inc.), Oscient Pharmaceuticals Corp., Pacira Pharmaceuticals Inc., Restore Medical, Inc. (acquired by Medtronic, Inc.), Sonic Innovations, Inc. and Signal Pharmaceuticals, Inc. (acquired by Celgene Corporation). He currently serves, on behalf of MPM Capital, as a director for eight private companies in addition to his role as member of our Board. Dr. Evnin also serves as chairman of the board of directors of the Scleroderma Research Foundation, a not-for-profit entity. Dr. Evnin holds an A.B. in Molecular Biology from Princeton University and a Ph.D. in Biochemistry from the University of California, San Francisco. We believe that Dr. Evnin’s depth and expertise in the life sciences and venture capital industries including significant experience serving on boards of directors and his educational background provide him with the qualifications and skills to serve on our Board.

Mary Kay Fenton has served as a member of our Board since December 2019. Since March 2021, she has served as Chief Financial Officer of Talaris Therapeutics, Inc., a cell therapy company. From October 2019 to March 2021, she served as the Vice President of Strategic Operations, Vertex Cell & Genetic Therapies of Vertex Pharmaceuticals, Inc. Ms. Fenton joined Vertex upon completion of the acquisition of Semma Therapeutics, Inc. by Vertex in October 2019. From May 2019 until October 2019, Ms. Fenton served as the Chief Financial Officer and Chief Operating Officer of Semma. From 2006 until December 2018, Ms. Fenton served as Executive Vice President and Chief Financial Officer of Achillion Pharmaceuticals, Inc. and from October 2000 until January 2006, Ms. Fenton held the position of Executive Vice President at Achillion. Prior to joining Achillion, Ms. Fenton held various positions within the Technology Industry Group at PricewaterhouseCoopers LLP, from August 1991 until October 2000, including as Senior Manager responsible for the life sciences practice in Connecticut. Ms. Fenton holds an M.B.A. in Finance from the Graduate School of Business at the University of Connecticut and an A.B. in Economics from the College of the Holy Cross. We believe that Ms. Fenton’s extensive executive leadership experience and her background in finance and operations provide her with the qualifications and skills to serve on our Board.

Spencer Nam has served as a member of our Board since August 2019. Since January 2019, he has served as a Managing Partner at Kensington-SV Global Innovations LP, a healthcare venture capital fund. Mr. Nam was instrumental in the formation of Kensington-SV Global in 2018 and Mr. Nam has served as a managing director of SV Investment Corp., a Korean healthcare investment firm, since February 2017. Prior to joining SV Investment Corp., Mr. Nam was a senior research fellow at the Clayton Christensen Institute for Disruptive Innovation from 2014 through 2017 where he researched disruptive innovation models in the healthcare industry. Previously, he worked as a licensed securities analyst for several Wall Street investment banks where he had research coverage on publicly traded companies in medical devices, diagnostics and life science tools. Prior to his tenure as a securities analyst, Mr. Nam was an associate at TDI Capital, a venture capital firm, where he conducted investment analysis on companies in the life sciences and technology sectors. Prior to TDI Capital, he was a management consultant at Bain & Company. Mr. Nam holds an M.B.A. from Harvard Business School and a B.A. in Mathematics from Harvard College. We believe Mr. Nam is qualified to serve on our Board due to his experience in the healthcare venture capital sector, extensive background in the financial and healthcare industries and his educational background.

Eric H. Rubin, M.D. joined our board of directors in June 2021. Dr. Rubin has served as a Senior Vice President of Oncology of Merck & Co., Inc., a publicly traded biopharmaceutical company, since January 2018, where he oversees development of Merck’s early oncology pipeline and translational oncology research activities. Prior to that position, Dr. Rubin was Vice President of Oncology at Merck, overseeing clinical oncology development from April 2008 until January 2018. Additionally, Dr. Rubin served as Director of the Investigational Therapeutics Division at the Cancer Institute of New Jersey from 1998 to 2008 and as a faculty member at several institutions, including the Dana-Farber Cancer Institute, from 1992 to 1995, and currently as an adjunct professor in the Departments of Medicine and Pharmacology, Robert Wood Johnson Medical School, University of Medicine and Dentistry of New Jersey, a position he has held since 2008. In addition, Dr. Rubin is currently the Co-Chair of the Cancer Steering Committee of the Biomarkers Consortium, a public-private research partnership managed by the Foundation for the National Institutes of Health, a position he has held since 2015, and a member of the Science Policy and Governmental Affairs Committee for the American Association for Cancer Research, a position he has held since 2014. Dr. Rubin was also previously a member of the National Cancer Moonshot Initiative Blue Ribbon Panel Working Group on Expanding Clinical Trials in 2016. He has an M.D. from the University of South Florida and a B.S. in Mathematics from Tulane University. We believe that Dr. Rubin is qualified to serve on our Board due to his clinical development experience in the field of oncology and leadership experience in the biopharmaceutical industry and in academia.

Barbara Yanni joined our board of directors in July 2021. She previously served as Vice President and Chief Licensing Officer at Merck & Co. from November 2001 until her retirement in March 2014. Prior to this role, Ms. Yanni held various roles at Merck including in corporate development, financial evaluation, and tax. Ms. Yanni currently serves as an independent director on the boards of three public biotechnology companies: Trevena, Inc., since July 2014, Vaccinex, Inc., since March 2015, and Pharming Group N.V. since December 2020. She is also currently an independent director of Mesentech, a private biotechnology company. Ms. Yanni previously served on the board of directors of Akcea Therapeutics, Inc. from December 2019 until the company’s sale in October 2020 and Abionyx Pharma SA from July 2018 to January 2020, both of which were public biotechnology companies, and Symic Holdings, LLC, a private biotechnology company from 2015 to 2019. Ms. Yanni earned a J.D. from Stanford Law School and an A.B. from Wellesley College. She also holds a Masters of Law in Taxation from New York University Law School. We believe that Ms. Yanni is qualified to serve on our Board based on her extensive experience in biotechnology and pharmaceutical business evaluation and transaction execution, as well as her financial and general business knowledge.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee of the Board established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements.

Ms. Fenton, Dr. Evnin, Mr. Nam and Ms. Yanni serve as the current members of the Audit Committee, with Ms. Fenton serving as Chair of the Audit Committee. The Board also determined that Ms. Fenton is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. Our Board has determined that each of the members of our Audit Committee satisfies the independence requirements under the listing standards of Nasdaq and Rule 10A-3(b)(1) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The Code of Business Conduct and Ethics is available in the “Investors & Media/Corporate Governance/Governance Documents” section of our website, www.oncorus.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The reference to our website does not constitute incorporation by reference of the information contained at or available through our website.

Item 11. Executive Compensation.

Compensation Overview

For the year ended December 31, 2021, our Chief Executive Officer and our two other most highly compensated officers were:

•
Theodore (Ted) Ashburn, M.D., Ph.D., our President and Chief Executive Officer;
•
Stephen W. Harbin, our Chief Operating Officer and Chief of Staff; and
•
John P. McCabe, our former Chief Financial Officer, Treasurer and Secretary, who served in this role until April 2022.

We refer to these executive officers as our named executive officers.

Summary Compensation Table

The following table shows the total compensation awarded to, earned by, or paid to each of our named executive officers for the years ended December 31, 2021 and 2020.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)(1)		BONUS ($)		OPTION AWARDS ($)(2)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(3)		ALL OTHER COMPENSATION ($)(4)	TOTAL ($)
Theodore (Ted) Ashburn, M.D., Ph.D.	2021	523,000		—		2,252,680	228,813		8,700	3,013,193
President, Chief Executive Officer and	2020	448,607		75,000	(5)	1,357,701	202,611		—	2,083,919
Director
Stephen W. Harbin	2021	250,000		—		1,053,341	145,833		7,709	1,456,883
Chief Operating Officer and	2020	67,178	(6)	—		5,606,802	6,970	(7)	—	5,680,950
Chief of Staff
John P. McCabe(8)	2021	393,300		—		870,440	137,655		8,700	1,410,095
Former Chief Financial Officer and	2020	346,195		50,000	(5)	—	—		—	396,195
Treasurer

(1) Salary amounts represent actual amounts paid. See “—Narrative to the Summary Compensation Table—Annual Base Salary” below.

(2) This column reflects the aggregate grant date fair value of option awards granted during the applicable year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our consolidated financial statements. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 10 to our annual consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 9, 2022. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3) Reflects performance-based cash bonuses awarded to our named executive officers which were earned in the reported year but paid in the first quarter of the subsequent year. See “—Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program pursuant to which this compensation was awarded.

(4) Amounts in this column represent employer matching contributions to our 401(k) plan.

(5) Represents cash bonuses paid upon the completion of our initial public offering in October 2020.

(6) Amount includes consulting fees of $49,633 for service prior to his employment.

(7) Represents a pro-rated bonus payment to Mr. Harbin for his service as an employee in 2020.

(8) Mr. McCabe resigned from his position as our Chief Financial Officer and Treasurer effective as of April 1, 2022.

Narrative to the Summary Compensation Table

The Compensation Committee of our board of directors has historically determined our executives’ compensation and determines the compensation of our named executive officers. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then approves the compensation of each executive officer after discussions without members of management present. Any adjustments to the compensation of the Chief Executive Officer as well as any equity awards to be granted to the Chief Executive Officer is approved by the Board. We generally do not provide perquisites or personal benefits to our named executive officers that are not available to our employees generally.

Annual Base Salary

The annual base salaries of our named executive officers are generally reviewed, determined and approved by our Compensation Committee and Board, in the case of the Chief Executive Officer, periodically in order to compensate our named executive officers for the satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

The following table sets forth the annual base salaries for each of our named executive officers for 2021 and 2022, as determined by the Compensation Committee and the Board:

NAME	2021 BASE SALARY ($)	2022 BASE SALARY ($)
Theodore (Ted) Ashburn, M.D., Ph.D.	523,000	558,000
President, Chief Executive Officer and Director
Stephen W. Harbin	250,000	430,000
Chief Operating Officer and Chief of Staff
John P. McCabe (1)	393,300	405,000
Former Chief Financial Officer and Treasurer

(1) Mr. McCabe resigned from his position as our Chief Financial Officer and Treasurer effective as of April 1, 2022, following which Mr. McCabe continues to serve as a consultant to us.

Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each of our named executive officers is eligible to receive an annual performance bonus based on the achievement of individual and company-wide annual performance goals as determined by our Compensation Committee. Each officer is assigned a target bonus expressed as a percentage of his base salary.

Name	2021 Bonus Target (%)	2022 Bonus Target (%)
Theodore (Ted) Ashburn, M.D., Ph.D.	50	50
Stephen W. Harbin	40	40
John P. McCabe	40	40

The Board, upon the recommendation of the Compensation Committee, determined that the percentage attainment of our corporate goals for 2021 was 87.5%. Our 2021 corporate goals emphasized the presentation of positive clinical data in our ongoing clinical trial of ONCR-177, clinical candidate nominations for our other product candidates, the achievement of certain financing and business development targets, our ability to manage our business within our forecasted budget and to meet certain manufacturing goals, among other objectives. Each of our named executive officers was paid 87.5% of his target bonus amount, which amounts are reflected in the column of the Summary Compensation Table above titled “Non-Equity Incentive Plan Compensation.”

Harbin Special Bonus Opportunity

In February 2022, the Compensation Committee approved a one-time special bonus for Mr. Harbin in the amount of $350,000, payable as described below. The Compensation Committee determined that this bonus opportunity was appropriate in light of Mr. Harbin’s base salary for 2021, which had been established at a lower level in contemplation of part-time employment, and in recognition of his full-time efforts during the year. Mr. Harbin is eligible to receive the full bonus on June 30, 2023, subject to his employment with us as of such date. In addition, in the event that we achieve specified milestones related to the operational readiness of our facility in Andover, Massachusetts prior to June 30, 2023, Mr. Harbin will be entitled to receive one-half of the bonus as of that earlier date. In addition, in the event that we achieve specified financial milestones related to our financing activities prior to June 30, 2023, Mr. Harbin will be entitled to receive one-half of the bonus opportunity as of that earlier date. Payment of the bonus as of such earlier date is in each case also subject to Mr. Harbin’s continued employment with us as of the date of milestone achievement. In the event Mr. Harbin’s employment is terminated for any reason, including in connection with or as a result of a change of control, he will forfeit any unpaid portion of the bonus. In the event that Mr. Harbin’s employment terminates after achievement of a specified milestone for which a portion of the bonus is earned, such amount paid to Mr. Harbin will not be subject to clawback by us or forfeiture by Mr. Harbin.

Equity Incentives

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help align the interests of our executives with those of our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain employed by us during the vesting period. Accordingly, our Compensation Committee periodically reviews the equity incentive compensation of our executive officers and from time to time may grant or, in the case of the Chief Executive Officer, may make a recommendation to our board of directors to grant equity incentive awards in the form of stock options and restricted stock awards.

We use stock options and restricted stock awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at other various times during their employment. Stock options and restricted stock awards are granted to our executive officers by the Compensation Committee or by our board of directors. None of our executive officers is currently party to an employment agreement that provides for automatic award of stock options or restricted stock awards. We have granted stock options and restricted stock awards to our executive officers with time-based vesting. The options and restricted stock awards that we have granted to our executive officers typically become exercisable as to 25% of the shares underlying the option or vest with respect to 25% of the restricted shares, as the case may be, on the first anniversary of the grant date, and as to an additional 1/48th of the original number of shares underlying the option or restricted shares, as the case may be, monthly thereafter. Vesting rights of stock options cease upon termination of employment and exercise rights cease shortly after termination, except that exercisability is extended in the case of death or disability. Vesting rights of restricted stock awards cease upon termination of employment and we have a right to repurchase unvested restricted shares within a limited period of time following termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents. Prior to vesting of restricted stock awards, the holder generally has rights as a stockholder with respect to the restricted shares, including voting rights and the right to receive dividends on vested shares or dividend equivalents, subject to certain exceptions.

In March 2021 and 2022, we granted options to purchase shares of our common stock to our named executive officers in the amounts listed next below under our 2020 Equity Incentive Plan (the "2020 Plan"). Each of these options granted in March 2021 is exercisable at a price per share equal to the closing trading price of our Common Stock on March 1, 2021 as reported by Nasdaq, which was $15.85, and vests as to 25% of the underlying shares on the first anniversary of the grant date, with the remainder vesting in equal monthly installments over 36 months thereafter, subject to the named executive officer's continuous service through each applicable vesting date. The options granted in March 2022 are exercisable at a price per share equal to the closing trading price of our Common Stock on March 1, 2022 as reported by Nasdaq, which was $2.00, and are subject to the same vesting schedule applicable to the 2021 options. Mr. Harbin was granted options to purchase 87,125 shares of our common stock in June 2021. Mr. Harbin's options are exercisable at a price per share equal to the closing trading price of our Common Stock on June 15, 2021 as reported by Nasdaq, which was $16.79, and vests as to 25% of the underlying shares on the first anniversary of the grant date, with the remainder vesting in equal monthly installments over 36 months thereafter, subject to his continuous service through each applicable vesting date.

Name	Number of shares of Common Stock Underlying Options Granted in 2021	Number of shares of Common Stock Underlying Options Granted in 2022
Theodore (Ted) Ashburn, M.D., Ph.D.	199,000	211,000
Stephen W. Harbin	87,125	87,500
John P. McCabe	76,894	90,000

Outstanding Equity Awards as of December 31, 2021

The following table provides information regarding stock options held by our named executive officers that were outstanding as of December 31, 2021. None of our named executive officers held other stock awards at the end of 2021.

	OPTION AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE(1)
Theodore (Ted) Ashburn, M.D., Ph.D.	299,317	51,104	(2)	1.81	11/13/2028
	191,950	149,295	(3)	5.32	9/16/2029
	36,932	89,692	(4)	15.00	9/30/2030
		199,000	(5)	15.85	2/28/2031
Stephen W. Harbin	2,068	—		3.87	8/14/2029
	646	1,422	(6)	14.99	9/21/2030
	42,250	126,750	(7)	27.99	12/6/2030
	—	113,000	(8)	27.99	12/6/2030
	—	87,125	(9)	16.79	6/14/2031
John P. McCabe	98,555	32,852	(10)	1.81	2/27/2029
	60,365	46,951	(11)	5.32	9/16/2029
	—	76,894	(12)	15.85	2/28/2031

(1) In each case the option expiration date is ten years after the date of grant.

(2) 25% of the shares subject to the option vested on July 16, 2019, and one 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(3) 25% of the shares subject to the option vested on September 17, 2020, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(4) 25% of the shares subject to the option vested on September 15, 2021, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(5) 25% of the shares subject to the option vested on March 1, 2022, and 1/36th of the remaining shares subject to the option shall vest each month thereafter, subject to the officer's continued service through each such date.

(6) 25% of the shares subject to the option vested on September 23, 2021, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(7) 25% of the shares subject to the option vested on December 7, 2021, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(8) This option vests in full on December 7, 2024, subject to the officer’s continued service through such date. In addition, the option is subject to accelerated vesting as follows: (a) 1/3 of the underlying shares shall vest on the date that the first oHSV GMP batch is released for clinical use at our manufacturing facility, (b) 1/3 of the underlying shares shall vest on the date that the first Synthetic GMP batch is released for clinical use at our manufacturing facility and (c) 1/3 of the underlying shares shall vest on the date that three consecutive commercially-viable validation runs generating ONCR-177 drug product available for commercial use are completed, subject to the officer's continued service through each such date.

(9) 25% of the shares subject to the option shall vest on June 15, 2022, and 1/36th of the remaining shares subject to the option shall vest each month thereafter, subject to the officer's continued service through each such date.

(10) 25% of the shares subject to the option vested on December 11, 2019, and one 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(11) 25% of the shares subject to the option vested on September 17, 2020, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(12) 25% of the shares subject to the option vested on March 1, 2022, and 1/36th of the remaining shares subject to the option shall vest each month thereafter, subject to the officer's continued service through each such date.

Employment Agreements and Potential Payments and Benefits Upon Termination or Change in Control

Below are descriptions of our employment agreements and arrangements with our named executive officers. The agreements generally provide for at-will employment without any specific term and set forth the named executive officer’s initial base salary, annual target bonus and severance benefits upon a qualifying termination of employment or change in control of our company. Each named executive officer is also eligible to participate in all employee benefit plans that are generally available to our employees. Furthermore, each of our named executive officers has executed our standard form of proprietary information and inventions assignment agreement. The key terms of the employment agreements with our named executive officers, including potential payments upon termination or change in control, are described below.

Theodore (Ted) Ashburn, M.D., Ph.D. We entered into an employment agreement with Dr. Ashburn in July 2018 setting forth the terms of his employment, which was subsequently amended in November 2018 and April 2020, and was amended and restated in connection with our IPO. Dr. Ashburn was entitled to an initial annual base salary of $400,000, which was subsequently increased in January 2021 to $523,000 and in January 2022 to $558,000. Dr. Ashburn is also eligible to receive an annual performance bonus pursuant to the agreement as a target bonus based on his achievement of performance objectives set by our Board, after consultation with Dr. Ashburn, as well as overall company and individual performance. In connection with the closing of the IPO, Dr. Ashburn’s target bonus amount was increased to 50% of his base salary.

Dr. Ashburn’s amended and restated employment agreement also provides for certain severance benefits. In the event of a termination without cause or for good reason, not in connection with a change in control (each term as defined in his employment agreement), Dr. Ashburn is entitled to receive cash severance payments equal to 12 months of base salary, payment by us of the cost of up to 12 months of COBRA continuation coverage, any earned but unpaid annual bonus from the year prior to the year of the termination, accelerated vesting of any outstanding time-based equity awards that would have vested in the 12 months following the date of termination, and an additional severance payment equal to a pro rata portion of Dr. Ashburn’s target annual bonus for the year in which the termination occurs. In the event of a termination without cause or for good reason within 60 days prior to or 12 months following a change in control, Dr. Ashburn will be entitled to receive 18 months of cash severance, up to 18 months of COBRA continuation coverage and full accelerated vesting of all outstanding equity awards.

Stephen W. Harbin. We entered into an employment agreement with Mr. Harbin in December 2020 setting forth the terms of his employment. Mr. Harbin was entitled to an annual base salary of $250,000 in 2021, in exchange for his commitment to providing services to us approximately three days per week. His salary was increased to $430,000 for 2022, in recognition that he is now employed by us on a full-time basis. Mr. Harbin is eligible to receive a target annual bonus per calendar year in an amount up to 40% of his annual base salary. Mr. Harbin was granted a stock option under the 2020 Plan to purchase (a) 169,000 shares of our common stock, subject to vesting as to 25% of the underlying shares on December 7, 2021 and as to the remaining underlying shares in equal monthly installments over 36 months thereafter, subject to Mr. Harbin’s continued service through each such vesting date, and (b) 113,000 shares of our common stock that will vest on December 7, 2024, subject to accelerated vesting upon the achievement of specified milestones as described in the Outstanding Equity Awards table above.

Mr. Harbin’s employment agreement also provides for certain severance benefits. In the event of a termination without cause or for good reason, not in connection with a change in control (each term as defined in his employment agreement), Mr. Harbin is entitled to receive cash severance payments equal to 12 months of base salary, payment by us of the cost of up to 12 months of COBRA continuation coverage, and accelerated vesting of any outstanding time-based equity awards that would have vested in the 12 months following the date of termination. In the event of a termination without cause or for good reason within 60 days prior to or 12 months following a change in control, in addition to the severance benefits for a non-change in control termination, Mr. Harbin would receive full accelerated vesting of all outstanding equity awards.

John P. McCabe. We entered into an offer letter with Mr. McCabe in July 2019 setting forth the terms of his employment, and in connection with our IPO, we entered into an employment agreement with Mr. McCabe. Mr. McCabe was entitled to an initial annual base salary of $330,000, which was subsequently increased, most recently in February 2022, to $405,000.

In connection with the closing of the IPO in October 2020, Mr. McCabe's annual target bonus was increased to 40%. Mr. McCabe's employment agreement also provided for certain severance benefits. In the event of a termination without cause or for good reason, not in connection with a change in control (each term as defined in his employment agreement), Mr. McCabe was entitled to receive cash severance payments equal to 12 months of base salary, payment by us of the cost of up to 12 months of COBRA continuation coverage, any earned but unpaid annual bonus from the year prior to the year of the termination, and accelerated vesting of any outstanding time-based equity awards that would have vested in the 12 months following the date of termination. In the event of a termination without cause or for good reason within 60 days prior to or 12 months following a change in control, in addition to the severance benefits for a non-change in control termination, Mr. McCabe would have received full accelerated vesting of all outstanding equity awards.

As previously disclosed, effective April 1, 2022, Mr. McCabe resigned as our Chief Financial Officer and Treasurer. In connection with his resignation, we and Mr. McCabe entered into a consulting agreement pursuant to which, among other things, Mr. McCabe is providing advisory services to us for a period of up to six months. As consideration for his advisory services, Mr. McCabe will be paid an hourly rate and his outstanding equity awards will continue to vest during the term of the consulting agreement.

Equity Benefit Plans

For more information on our current equity compensation program and decisions regarding the grants of equity awards in fiscal 2021 for our named executive officers, see “Equity Incentives” above. Since the completion of our IPO in October 2020, we have granted equity awards to employees, including our named executive officers, under our 2020 Plan. Outstanding equity awards held by our named executive officers that we granted prior to our IPO were granted under our 2016 Plan. Our Board has delegated authority to our Compensation Committee to administer the terms of our 2020 Plan and 2016 Plan. Please refer to the plan documents filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022 for the terms of such plans.

Other Benefits and Perquisites; Health and Welfare Benefits

We provide a comprehensive benefits package, including medical insurance, dental insurance, vision insurance, life insurance, disability insurance and an employee stock purchase plan, which is intended to meet the requirements of Section 423 of the Code. These benefits are generally available to all employees, including our named executive officers. We believe the benefits described above and our 401(k) matching program described below are necessary and appropriate to provide a competitive compensation package to our named executive officers and employees.

We do not provide our named executive officers with any perquisites that we do not provide to all of our other employees.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

401(k) Plan

We maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $19,500 for calendar year 2021 and is $20,500 for 2022. Participants who are age 50 and older during the tax year may make additional elective deferrals of up to $6,500 for the calendar years 2021 and 2020. Beginning on January 1, 2021, we have made matching contributions of up to 3.0% of their compensation in accordance with IRS annual compensation limits of $305,000 in 2022 and $290,000 in 2021. Employees’ contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employees are immediately and fully vested in their contributions.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. It is also possible that the director or officer could amend or terminate the plan when not in possession of material, nonpublic information. In addition, our directors and executive officers may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Director Compensation

Non-Employee Director Compensation Policy

In October 2020, following market research and advice from its compensation consultant, our Board adopted a non-executive director compensation policy, to be effective immediately upon the closing of our IPO. This policy was subsequently amended in March 2021.

Under our director compensation policy, we pay our non-employee directors a cash retainer for service on our Board and for service on each committee on which the director is a member. The chairman of the Board and the chairman of each committee receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board. Under our current policy, the fees paid to non-employee directors for service on the board of directors and for service on each committee of our Board on which the director is a member are as follows:

	MEMBER ANNUAL FEE	CHAIRMAN ADDITIONAL ANNUAL FEE
Board of Directors	$35,000	$30,000
Audit Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,500	4,000

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our Board and any committee of our Board on which they serve.

In addition, under our director compensation policy, each non-employee director receives, upon his or her initial election or appointment to our Board, an option to purchase 25,000 shares of our common stock under the 2020 Plan. Each of these options vest in equal monthly installments until all shares are vested on the third anniversary of the date of grant, subject to the non-employee director’s continued service as a director through each applicable vesting date. Further, on the date of each annual meeting of stockholders, each non-employee director that has served on our Board since at least the beginning of such calendar year will receive an option to purchase 12,500 shares of our common stock under the 2020 Plan. Each of these options will vest in equal monthly installments over the 12 months following the date of grant such that the option is fully vested on the first anniversary of the date of grant, subject to the non-employee director’s continued service as a director through each applicable vesting date. For each non-employee director who remains in continuous service until immediately prior to the closing of a change in control (as defined in the 2020 Plan), the shares subject to his or her then outstanding initial grant and annual grants that were granted under the director compensation policy will become fully vested immediately prior to the closing of such change in control. All options issued to our non-employee directors under our director compensation policy are issued at exercise prices equal to the fair market value of our common stock on the date of grant and have a term of ten years.

Outstanding equity awards held by our independent directors that we granted prior to our initial public offering were granted under our 2016 Plan, and the shares subject to these awards will become fully vested upon a termination without cause.

2021 Non-Employee Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board during the year ended December 31, 2021. Dr. Ashburn, our President and Chief Executive Officer, is also a member of our Board, but did not receive any additional compensation for service as a director. The compensation for Dr. Ashburn as an executive officer is set forth above under “—Summary Compensation Table.”

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($) (1)(2)	ALL OTHER COMPENSATION ($)		TOTAL ($)
Mitchell Finer, Ph.D.(4)	105,000	149,000	22,752	(3)	276,752
Scott Canute	46,625	149,000	—		195,625
Luke Evnin, Ph.D.	51,625	149,000	—		200,625
Mary Kay Fenton	53,750	149,000	—		202,750
Robert Kirkman, M.D.(5)	18,089	—	—		18,089
Briggs Morrison, M.D.(6)	3,750	—	—		3,750
Spencer Nam	50,750	149,000	—		199,750
Eric Rubin, M.D.(7)	20,861	298,000	—		318,861
Cameron Wheeler, Ph.D.(5)	22,114	—	—		22,114
Barbara Yanni(8)	14,960	235,455	—		250,415

(1) This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our consolidated financial statements. This calculation assumes that the director will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 10 to our annual consolidated financial statements included in this our Annual Report on Form 10-K filed with the SEC on March 9, 2022. These amounts do not reflect the actual economic value that will be realized by the director upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2) The table below lists the aggregate number of shares subject to option awards outstanding for each of our directors who served during 2021, other than Dr. Ashburn, as of December 31, 2021:

NUMBER OF SHARES SUBJECT TO OUTSTANDING OPTIONS AS OF DECEMBER 31, 2021
Mitchell Finer, Ph.D.	275,312
Scott Canute	37,500
Luke Evnin, Ph.D.	12,500
Mary Kay Fenton	22,427
Robert Kirkman, M.D.	—
Briggs Morrison, M.D.	32,846
Spencer Nam	22,427
Eric Rubin, M.D.	25,000
Cameron Wheeler, Ph.D.	—
Barbara Yanni	25,000

(3) Represents insurance premiums paid by us on behalf of Dr. Finer for medical, dental, vision, life and disability insurance coverage.

(4) Dr. Finer transitioned from the role of Executive Chairman to non-executive Chairman of the Board effective January 25, 2022.

(5) Dr. Kirkman and Dr. Wheeler each retired from our Board effective as of our 2021 annual meeting of stockholders held on June 16, 2021.

(6) Dr. Morrison retired from our Board effective as of March 31, 2021.

(7) Dr. Rubin became a member of our Board effective as of June 16, 2021.

(8) Ms. Yanni became a member of our Board effective as of July 27, 2021.

Limitations of Liability and Indemnification Matters

Our amended and restated certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•
any breach of the director’s duty of loyalty to the corporation or its stockholders;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•
any transaction from which the director derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under federal securities laws and do not affect the availability of equitable remedies, such as injunctive relief or rescission.

Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law.

We have also entered and expect to continue to enter into indemnification agreements with our directors and officers. With certain exceptions, these indemnification agreements provide, among other things, that we will indemnify our directors and officers for certain expenses, including damages, judgments, fines, penalties, settlements and costs and attorneys’ fees and disbursements, incurred by a director or officer in any claim, action or proceeding arising in his or her capacity as a director or officer of our company or in connection with service at our request for another corporation or entity. The indemnification agreements also provide for procedures that will apply in the event that a director or officer makes a claim for indemnification. We believe that the amended and restated certificate of incorporation and amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

We also maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe that these indemnification provisions and insurance are useful to attract and retain qualified directors and officers.

The limitation of liability and indemnification provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of shares of our common stock as of March 31, 2022, by: (i) each of our named executive officers; (ii) each of our current directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities.

Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days of March 31, 2022. Options to purchase shares of our common stock that are exercisable within 60 days of March 31, 2022, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Except as indicated in the footnotes below, each of the beneficial owners named in the table below has, to our knowledge, sole voting and investment power with respect to all shares of common stock listed as beneficially owned by him or her, except for shares owned jointly with that person’s spouse.

We have based our calculation of beneficial ownership on 25,883,196 shares of our common stock outstanding as of March 31, 2022. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Oncorus, Inc., 50 Hampshire Street, Suite 401, Cambridge, Massachusetts 02139.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders:
Entities affiliated with Deerfield Management Company(1)	2,848,970	11.0%
Entities affiliated with MPM Capital(2)	2,718,343	10.5
UBS Oncology Impact Fund L.P.(3)	2,252,953	8.7
CHI Advisors LLC(4)	2,106,903	8.1
Citadel Multi-Strategy Equities Master Fund Ltd.(5)	1,901,309	7.3
Entities affiliated with Blackrock, Inc.(6)	1,354,009	5.2
Named executive officers and directors:
Theodore (Ted) Ashburn, M.D., Ph.D.(7)	770,831	2.9
Steve Harbin(8)	92,783	*
John McCabe(9)	206,214	*
Scott Canute(9)	23,263	*
Mitchell Finer, Ph.D.(10)	573,519	2.2
Luke Evnin, Ph.D.(11)	2,380,230	9.2
Mary Kay Fenton(9)	19,454	*
Spencer Nam(12)	19,724	*
Eric Rubin, M.D.(9)	7,638	*
Barbara Yanni(9)	6,944	*
All current executive officers and directors as a group (11 persons)(13)	4,372,089	15.9

*	Represents beneficial ownership of less than 1%.

(1) Consists of (i) 1,268,344 shares of common stock held by Deerfield Healthcare Innovations Fund, L.P (“Deerfield HIF”), (ii) 1,268,344 shares of common stock held by Deerfield Private Design Fund III, L.P. (“Deerfield PDF III”), and (iii) 312,282 shares of common stock held by Deerfield Partners, L.P. (“Deerfield Partners”). Deerfield Mgmt HIF, L.P. is the general partner of Deerfield HIF. Deerfield Mgmt, L.P. is the general partner of Deerfield Partners. Deerfield Mgmt III, L.P. is the general partner of Deerfield PDF III (collectively with Deerfield HIF and Deerfield SSF, the Deerfield Funds). Deerfield Management Company, L.P. is the investment manager of each of the Deerfield Funds. Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt HIF, L.P., Deerfield Mgmt, L.P., Deerfield Mgmt III, L.P. and Deerfield Management Company, L.P. Deerfield Mgmt HIF, L.P. may be deemed to beneficially own the shares held by Deerfield HIF. Deerfield Mgmt, L.P. may be deemed to beneficially own the shares held by Deerfield Partners. Deerfield Mgmt III, L.P. may be deemed to beneficially own the shares held by Deerfield PDF III. Each of Deerfield Management Company, L.P. and Mr. James E. Flynn may be deemed to beneficially own the securities held by the Deerfield Funds. The address of the Deerfield Funds is 780 Third Avenue, 37th Floor, New York, NY 10017.

(2) Consists of (i) 73,200 shares of common stock and warrants to purchase 892 shares of common stock exercisable within 60 days of March 31, 2022, in each case held by MPM Asset Management Investors BV2014 LLC (“MPM AMI BV2014”), (ii) 43,427 shares of common stock and warrants to purchase 2,016 shares of common stock exercisable within 60 days of March 31, 2022, in each case held by MPM Asset Management Investors SunStates Fund LLC (“MPM AMI SunStates Fund”), (iii) 115,823 shares of common stock held by MPM Asset Management LLC, (“MPM Management”), (iv) 134,597 shares of common stock and warrants to purchase 1,641 shares of common stock exercisable within 60 days of March 31, 2022, in each case held by MPM BioVentures 2014 (B), L.P. (“MPM BioVentures 2014 (B)”), (v) 2,018,008 shares of common stock and warrants to purchase 24,611 shares of common stock exercisable within 60 days of March 31, 2022, in each case held by MPM BioVentures 2014, L.P., (“MPM BioVentures 2014”), and (vi) 290,633 shares of common stock and warrants to purchase 13,495 shares of common stock exercisable within 60 days of March 31, 2022, in each case held by MPM SunStates Fund, L.P. (“MPM SunStates Fund”). MPM Bioventures 2014 GP LLC is the general partner of MPM BioVentures 2014 and MPM BioVentures 2014 (B). MPM Bioventures 2014 LLC is the managing member of MPM Bioventures 2014 GP LLC. MPM SunStates Fund GP LLC is the general partner of MPM SunStates Fund. MPM SunStates GP Managing Member LLC is the managing member of MPM SunStates Fund GP LLC. MPM Management was retained as a manager to manage the operations of MPM BioVentures 2014, MPM BioVentures 2014 (B), MPM AMI BV2014 LLC, MPM SunStates Fund, and MPM AMI SunStates Fund. Dr. Evnin, a member of our Board, Dr. Ansbert Gadicke and Todd Foley are the members of MPM BioVentures 2014 LLC and share voting and dispositive power over the shares held by each of MPM BioVentures 2014, MPM BioVentures 2014 (B) and MPM AMI BV2014. Dr. Evnin and Dr. Gadicke are the members of MPM Management and share voting and dispositive power over the shares held by MPM Management. Dr. Gadicke is a member of MPM SunStates GP Managing Member LLC, and collectively with the other members of such entity makes investment decisions with respect to shares held by such entity. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals is 450 Kendall Street, Cambridge, MA 02142.

(3) Consists of (i) 2,225,807 shares of common stock and (ii) a warrant to purchase 27,146 shares of common stock exercisable within 60 days of March 31, 2022, in each case held by UBS Oncology Impact Fund, L.P, (“UBS OIF”). The general partner of UBS OIF is Oncology Impact Fund (Cayman) Management L.P. The general partner of Oncology Impact Fund (Cayman) Management L.P. is MPM Oncology Impact Management LP. The general partner of MPM Oncology Impact Management LP is MPM Oncology Impact Management GP LLC. Dr. Ansbert Gadicke is a managing member and the managing director of MPM Oncology Impact Management GP LLC. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of UBS OIF and Oncology Impact Fund (Cayman) Management LP is UBS Trustees (Cayman) Ltd, 5th Floor, Cayman Corporate Center, 27 Hospital, George Town, Grand Cayman, KY1-1106. The address of MPM Oncology Impact Management LP, MPM Oncology Impact Management GP LLC and the individuals referenced above is 450 Kendall Street, Cambridge, MA 02142.

(4) Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 11, 2022 reporting the beneficial ownership of CHI Advisors LLC. The address for CHI Advisors LLC is 599 Lexington Avenue, New York, New York 10022.

(5) Consists of (i) 1,881,794 shares of common stock held by Citadel Multi-Strategy Equities Master Fund Ltd. ("CEMF") and 19,515 shares of common stock held by Citadel Securities LLC ("Citadel Securities"). Citadel Advisors LLC ("Citadel Advisors") is the portfolio manager for CEMF. Citadel Advisors Holdings LP ("CAH") is the sole member of Citadel Advisors. Citadel GP LLC ("CGP") is the general partner of CAH. Citadel Securities Group LP ("CALC4") is the non-member manager of Citadel Securities. Citadel GP LLC ("CSGP") is the general partner of CALC4. Kenneth Griffin is the President and Chief Executive Officer of CGP, and may be deemed to share voting and dispositive power over the shares owed by CGP and CSGP. Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 14, 2022 reporting the beneficial ownership of Citadel Multi-Strategy Equities Master Fund Ltd. The address for the foregoing persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(6) Based solely on information contained in the Schedule 13G filed with the SEC on February 4, 2022 reporting beneficial ownership of Blackrock, Inc. The address for Blackrock, Inc. is 55 East 55nd Street, New York, NY 10055.

(7) Consists of (i) 99,352 shares of common stock held by Dr. Ashburn and (ii) 671,479 shares of common stock issuable upon the exercise of options granted to Dr. Ashburn that are exercisable within 60 days of March 31, 2022.

(8) Consists of (i) 30,000 shares of common stock held by Mr. Harbin and (ii) 62,783 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 31, 2022.

(9) Consists of shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 31, 2022.

(10) Consists of (i) 303,726 shares of common stock held by Dr. Finer and (ii) 269,793 shares of common stock issuable upon the exercise of options granted to Dr. Finer that are exercisable within 60 days of March 31, 2022.

(11) Dr. Evnin is a member of MPM BioVentures 2014 LLC and MPM Management and shares voting and dispositive power over the shares held by each of MPM BioVentures 2014, MPM BioVentures 2014 (B), MPM AMI BV2014 and MPM Management, as described above in footnote (2). Includes 11,458 shares of common stock issuable upon the exercise of options granted to Dr. Evnin that are exercisable within 60 days of March 31, 2022.

(12) Consists of (i) 1,924 shares of common stock and (ii) 17,800 shares of common stock issuable upon the exercise of options granted to Mr. Nam that are exercisable within 60 days of March 31, 2022.

(13) Consists of (i) 2,824,256 shares of common stock, (ii) warrants to purchase 27,144 shares of common stock exercisable within 60 days of March 31, 2022 and (iii) 1,726,903 shares of common stock issuable upon the exercise of options granted to our executive officers and directors that are exercisable within 60 days of March 31, 2022.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted- average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:
2016 Equity Incentive Plan	1,787,902	$3.91	—	(1)
2020 Equity Incentive Plan	1,898,891	$17.39	2,132,067	(2)
2020 Employee Stock Purchase Plan	—	—	280,000	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	3,681,793		2,412,067

(1) Following the adoption of the 2016 Plan, no additional stock awards were granted under the 2016 Plan. Any shares becoming available under the 2016 Plan by repurchase, forfeiture, expiration or cancellation will become available for grant under the 2020 Plan.

(2) The number of shares of our common stock reserved for issuance under our 2020 Plan automatically increases on January 1 of each year, for a period of 10 years, from January 1, 2021 continuing through January 1, 2030, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board. On January 1, 2022, the number of shares of our common stock reserved for issuance under our 2020 Plan increased by 1,292,458 shares, which represents 5% of the total number of shares of our common stock outstanding on December 31, 2021.

(3) The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, for a period of 10 years, from January 1, 2021 continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 560,000 shares; provided, that prior to the date of any such increase, our Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). In each of December 2020 and 2021, our Board determined that there would be no increase in the number of shares of our common stock reserved under the ESPP on January 1, 2021 and January 1, 2022, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related-Party Transactions

Other than compensation arrangements with our directors and executive officers described in Item 11 above, the following is a summary of transactions since January 1, 2021 to which we have been a participant, in which:

•
the amount involved exceeded or will exceed the lesser of $120,000 or one percent of our total assets at year-end; and
•
any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

We have entered into various employment-related agreements and compensatory arrangements with our directors and executive officers that, among other things, provide for compensatory and certain severance and change in control benefits. For a description of these agreements and arrangements, see Item 11 above.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable in arm’s length transactions.

February 2021 Public Offering

In connection with a public offering of our common stock in February 2021, certain of our related parties purchased shares of our common stock from the underwriters at the price of $19.00 per share, and on the same terms as other investors in the offering. The following table summarizes purchases of shares of our common stock in our follow-on offering by our related parties:

RELATED PARTY	SHARES OF COMMON STOCK	TOTAL PURCHASE PRICE
Entities affiliated with Deerfield Management Company(1)	300,000	$5,700,000
CHI Advisors LLC(2)	105,000	$1,995,000
Citadel Multi-Strategy Equities Master Fund Ltd.(3)	39,000	$741,000

(1) Represents (i) 133,558 shares of common stock purchased by Deerfield Healthcare Innovations Fund, L.P. (“Deerfield HIF”), (ii) 32,884 shares of common stock purchased by Deerfield Partners, L.P. (“Deerfield Partners”), and (iii) 133,558 shares of common stock purchased by Deerfield Private Design Fund III, L.P. (“Deerfield PDF III”). Deerfield HIF, Deerfield Partners and Deerfield PDF III are collectively referred to as the Deerfield Funds. The Deerfield Funds collectively hold more than 5% of our capital stock.

(2) CHI Advisors LLC is an affiliate of Cowen Healthcare Investments II LP. Entities affiliated with Cowen Healthcare Investments II LP collectively hold more than 5% of our capital stock.

(3) Represents shares of common stock purchased by Citadel Multi-Strategy Equities Master Fund Ltd. (“CEMF”) and Citadel Securities LLC (“CS”). Citadel Advisors LLC (“CAL”) is the portfolio manager of CEMF. Citadel Advisors Holdings LP (“CAH”) is the sole member of CAL, and Citadel GP LLC (“CGP”) is the general partner of CAH. CALC IV LP (“CALC4”) is the non-member manager of CS, and Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4. Kenneth Griffin is the President and Chief Executive Officer of CGP, owns a controlling interest in CGP and CSGP, and may be deemed to share voting and dispositive power over the shares owned by CEMF and CS. CEMF and CS collectively hold more than 5% of our capital stock.

Employment Arrangements

We have entered into employment agreements or offer letter agreements with certain of our executive officers. For more information regarding these agreements with our named executive officers, see “Executive Officer and Director Compensation–Employment Agreements and Potential Payments and Benefits Upon Termination or Change in Control.”

Severance Arrangements

The employment agreements and offer letter agreements we have entered into with certain of our executive officers provide for certain severance arrangements. For more information regarding these arrangements with our named executive officers, see “Executive Officer and Director Compensation–Employment Agreements and Potential Payments and Benefits Upon Termination or Change in Control.”

Indemnification Agreements

We have entered, and intend to continue to enter, into indemnification agreements with each of our directors and executive officers. The indemnification agreements that are currently in place and our amended and restated bylaws, require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. For more information regarding these agreements, see “Executive Officer and Director Compensation–Limitations of Liability and Indemnification Matters.”

Executive and Director Compensation

We have granted equity awards to certain of our executive officers and directors. See the section titled “Executive Officer and Director Compensation” for a description of these equity awards.

Related Person Transactions Policy and Procedures

We maintain a related party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related party transactions. The policy became effective on October 1, 2020. For purposes of our policy only, a related party transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related party are, were or will be participants and in which the amount involved exceeds the lesser of $120,000 and one percent of the average of our total assets at year-end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related party is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related party transaction, including any transaction that was not a related party transaction when originally consummated or any transaction that was not initially identified as a related party transaction prior to consummation, our management must present information regarding the related party transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related parties, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related party transactions, our Audit Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs and benefits to us;
•
the impact on a director’s independence in the event that the related party is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related party transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

All of the transactions described were approved by our Board considering similar factors to those described above.

Director Independence

As required under The Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board affirmatively determined that six of our eight directors—Scott Canute, Luke Evnin, Ph.D., Mary Kay Fenton, Spencer Nam, Eric Rubin, M.D., and Barbara Yanni— are independent directors within the meaning of the applicable Nasdaq listing standards. In making these determinations, our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that none of these directors had a material or other disqualifying relationship with the Company. Dr. Ashburn is not independent by virtue of his position as President and Chief Executive Officer and Dr. Finer is not independent by virtue of his former employment as an executive officer of the Company within the last three years.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts (PCAOB Auditor ID: 42). The following is a summary and description of fees for the fiscal years ended December 31, 2021 and 2020 billed to us by Ernst & Young LLP. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2021	2020
Audit fees(1)	$680,000	$930,208
All other fees(2)	4,385	5,000
Total Fees	$684,385	$935,208

(1)
Audit fees represent the aggregate fees for professional services rendered for our consolidated financial statements, including the audit of our annual consolidated financial statements on Form 10-K and the review of our quarterly consolidated financial statements on Form 10-Q, that are customary under the standards of the Public Company Accounting Oversight Board (United States). Also includes fees associated with our initial public offering in 2020 and follow-on public offering in 2021, including the review of our Registration Statements on Form S-1 and Form S-3 as well as comfort letter matters.

(2)
All other fees consist of fees billed for products and services provided other than the services reported as audit fees

Pre-Approval Policies and Procedures

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our Audit Committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

The Audit Committee elected to delegate pre-approval authority to the chair of the Audit Committee to approve any one or more individual permitted non-audit services for which estimated fees do not exceed $75,000 as well as adjustments to any estimated pre-approval fee thresholds up to $50,000 for any individual service. Any services that would exceed such limits should be pre-approved by the full Audit Committee. The chair shall report any pre-approval granted at the next scheduled meeting of the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39575	3.1	October 6, 2020

3.2	Amended and Restated Bylaws.	8-K	001-39575	3.2	October 6, 2020

4.1	Third Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of August 5, 2019, as amended November 18, 2019.	S-1	333-248757	4.1	September 11, 2020

4.2	Form of Common Stock Certificate.	S-1/A	333-248757	4.2	September 28, 2020

4.3	Form of Common Stock Warrant Agreement.	S-1	333-248757	4.3	September 11, 2020

4.4	Description of Registrant’s Securities.	10-K	001-39575	4.4	March 10, 2021

10.1	Form of Indemnification Agreement between the registrant and its directors and officers	S-1	333-248757	10.1	September 11, 2020

10.2+	2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.2	September 11, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.3	September 11, 2020

10.4+	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for the 2016 Equity Incentive Plan, as amended.	S-1	333-248757	10.4	September 11, 2020

10.5+	2020 Equity Incentive Plan.	S-1/A	333-248757	10.5	September 28, 2020

10.6+	Form of Stock Option Grant Notice and Option Agreement for the 2020 Equity Incentive Plan.	S-1/A	333-248757	10.6	September 28, 2020

10.7+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan.	S-8	333-249425	4.9	October 9, 2020

10.8+	2020 Employee Stock Purchase Plan.	S-1/A	333-248757	10.7	September 28, 2020

10.9+	Amended and Restated Employment Agreement by and between the registrant and Mitchell Finer, dated as of August 8, 2018, as amended November 14, 2018 and April 6, 2020.	S-1	333-248757	10.11	September 11, 2020

10.10+	Letter Agreement by and between the registrant and Mitchell Finer, Ph.D., dated as of January 25, 2022	10-K	001-39575	10.10	March 9, 2022

10.11+	Amended and Restated Employment Agreement by and between the registrant and Theodore (Ted) Ashburn, M.D., PhD., dated as of October 6, 2020.	S-1/A	333-248757	10.20	September 28, 2020

10.12	Employment Agreement by and between the registrant and Christophe Quéva, dated as of October 6, 2020.	S-1/A	333-248757	10.22	September 28, 2020

10.13+*	Employment Agreement by and between the registrant and John McCabe, dated as of October 6, 2020.

10.14+*	Consulting Agreement by and between the registrant and John McCabe, dated as of April 1, 2022.

10.15+	Employment Agreement by and between the registrant and Steve Harbin, dated as of December 7, 2020	S-1	333-252896	10.12	February 9, 2021

10.16†	License Agreement by and between the registrant, Ospedale San Raffaele S.r.l. and Fondazione Telethon, dated as of December 22, 2015, as amended June 30, 2017	S-1	333-248757	10.12	September 11, 2020

10.17†	Exclusive License Agreement by and between the registrant and the University of Pittsburgh, dated as of March 23, 2016, as amended June 30, 2016, November 4, 2016 and October 29, 2019.	S-1	333-248757	10.13	September 11, 2020

10.18†	Biomaterials License Agreement by and between the registrant and the University of Pittsburgh, dated as of September 28, 2016.	S-1	333-248757	10.14	September 11, 2020

10.19†	Non-Exclusive License Agreement by and between the registrant and The Washington University, dated as of July 7, 2016.	S-1	333-248757	10.15	September 11, 2020

10.20†	License Agreement by and between the registrant and Northwestern University, dated as of December 11, 2018, amended as of September 26, 2019.	S-1	333-248757	10.16	September 11, 2020

10.21†	License Agreement by and between the registrant and WuXi Biologics Ireland Limited, dated as of July 25, 2019.	S-1	333-248757	10.17	September 11, 2020

10.22†	Royalty Transfer Agreement by and among the registrant, MPM Foundation and UBS Foundation, dated as of March 31, 2016.	S-1	333-248757	10.18	September 11, 2020

10.23†	License Agreement by and between the registrant and Gaeta Therapeutics, Ltd., dated as of November 10, 2021	10-K	001-39575	10.21	March 9, 2022

10.24	Hampshire Street Lease by and between the registrant and BMR-Hampshire LLC, dated as of May 10, 2016, as amended November 17, 2016.	S-1	333-248757	10.19	September 11, 2020

10.25	Lease Agreement by and between IQHQ-4 Corporate, LLC and the Company, dated as of December 29, 2020.	S-1	333-252896	10.21	February 9, 2021

10.26	Amended and Restated First Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the registrant, dated as of October 25, 2021	10-Q	001-39575	10.1	November 3, 2021

10.27	Second Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the registrant, dated as of November 17, 2021	10-K	001-39575	10.25	March 9, 2022

10.28	Open Market Sale AgreementSM by and between the registrant and Jefferies LLC, dated as of November 19, 2021	8-K	001-39575	10.1	November 19, 2021

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	10-K	001-39575	23.1	March 9, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39575	32.1	March 9, 2022

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39575	32.1	March 9, 2022

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^

This certification was furnished solely to accompany the Original Report pursuant to 18 U.S.C. Section 1350, and was not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCORUS, INC.

Date: April 29, 2022	By:	/s/ Theodore (Ted) Ashburn
Name: Theodore (Ted) Ashburn, M.D., PhD.
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Theodore (Ted) Ashburn	President, Chief Executive Officer and Director	April 29, 2022
Theodore (Ted) Ashburn, M.D., PhD.	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board of Directors	April 29, 2022
Mitchell Finer, Ph.D.

*	Director	April 29, 2022
Scott Canute

*	Director	April 29, 2022
Luke Evnin, Ph.D.

*	Director	April 29, 2022
Mary Kay Fenton

*	Director	April 29, 2022
Spencer Nam

*	Director	April 29, 2022
Eric Rubin, M.D.

*	Director	April 29, 2022
Barbara Yanni

*By: /s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D., as attorney-in-fact