Form 10-Q
period 2022-03-31
Oncorus, Inc.
filed 2022-05-04
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 25,884,023 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our manufacturing capabilities and the buildout of our good manufacturing practices, or GMP, compliant facility and related operational timelines, including the timeline associated with the relocation of our operations to this facility;
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
•
our ability to fund our working capital requirements;
•
our financial performance and our ability to effectively manage our anticipated growth; and
•
the sufficiency of our existing funding and our ability to obtain additional funding for our operations.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the section titled “Risk Factors” under Part II, Item 1A, below and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and under similar captions in our periodic reports filed with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCORUS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value data)

(unaudited)

	MARCH 31, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$75,509	$100,752
Investments	23,156	23,173
Prepaid expenses and other current assets	3,943	5,185
Total current assets	102,608	129,110
Property and equipment, net	29,491	23,233
Right-of-use asset	40,183	45,218
Restricted cash	3,437	3,437
Other assets	849	589
Total assets	$176,568	$201,587
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,582	$13,009
Accrued expenses	6,885	6,281
Lease liability - current portion	1,678	1,684
Total current liabilities	12,145	20,974
Lease liability - net of current portion	49,921	50,388
Other long-term liabilities	244	203
Total liabilities	62,310	71,565
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding — no shares at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding — 25,883 and 25,848 shares at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	326,662	324,620
Accumulated other comprehensive loss	(40)	(14)
Accumulated deficit	(212,367)	(194,587)
Total stockholders’ equity	114,258	130,022
Total liabilities and stockholders’ equity	$176,568	$201,587

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Operating expenses:
Research and development	$12,469	$8,447
General and administrative	5,349	4,222
Total operating expenses	17,818	12,669
Loss from operations	(17,818)	(12,669)
Other income (expense):
Other expense	(38)	—
Interest income	76	6
Total other income (expense), net	38	6
Net loss	$(17,780)	$(12,663)
Comprehensive loss:
Net unrealized loss on investments	(26)	—
Comprehensive loss	$(17,806)	$(12,663)
Net loss per share—basic and diluted	$(0.69)	$(0.53)
Weighted-average number of common shares outstanding—basic and diluted	25,865	24,009

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	25,599,048	$2	$264,487	$—	$(129,825)	$134,664
Proceeds from issuance of common stock, net of issuance costs of $4,017	3,000,000	—	52,983	—	—	52,983
Stock-based compensation expense	—	—	1,172	—	—	1,172
Vesting of restricted common stock	5,171	—	—	—	—	—
Exercise of options to purchase common stock	22,470	—	98	—	—	98
Net loss	—	—	—	—	(12,663)	(12,663)
Balance at March 31, 2021	28,626,689	$3	$318,740	$—	$(142,488)	$176,255

Balance at December 31, 2021	25,848,229	$3	$324,620	$(14)	$(194,587)	$130,022
Stock-based compensation expense	—	—	1,980	—	—	1,980
Exercise of options to purchase common stock	34,967	—	62	—	—	62
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(17,780)	(17,780)
Balance at March 31, 2022	25,883,196	$3	$326,662	$(40)	$(212,367)	$114,258

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Operating activities:
Net loss	$(17,780)	$(12,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583	396
Stock-based compensation	1,980	1,172
Amortization of premium/discount on investments	51	—
Non-cash interest income	(59)	—
Changes in:
Prepaid expenses and other assets	975	176
Operating lease right-of-use asset	523	525
Tenant improvement allowance reimbursements	4,511	—
Accounts payable	(11,940)	843
Accrued expenses and other current liabilities	(1,807)	(1,340)
Operating lease liability	(474)	512
Net cash used in operating activities	(23,437)	(10,379)
Investing activities
Purchase of property and equipment	(1,868)	(385)
Net cash used in investing activities	(1,868)	(385)
Financing activities
Proceeds from exercise of options to purchase common stock	62	98
Proceeds from issuance of conmon stock, net of issuance costs	—	52,983
Net cash provided by financing activities	62	53,081
Increase (Decrease) in cash and cash equivalents	(25,243)	42,317
Cash, cash equivalents and restricted cash at beginning of period	104,189	133,182
Cash, cash equivalents and restricted cash at end of period	$78,946	$175,499
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accrued expenses and accounts payable	$4,965	$1,238

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

In November 2021, the Company entered into an open market sale agreement pursuant to which the Company may issue and sell shares of its common stock from time to time for aggregate gross proceeds of up to $50.0 million. There have been no sales related to this agreement as of March 31, 2022.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash and cash equivalents as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) which are considered necessary to present fairly the Company’s financial position as of March 31, 2022, its results of operations for the three months ended March 31, 2022 and 2021, its changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022. The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, included in its Annual Report. Any changes to the Company’s significant accounting policies are further discussed below.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances or debt financings as deferred offering costs until such equity issuances or debt financings are consummated. After consummation, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance or debt financing.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company has all of its cash at one financial institution that management believes to be of high credit quality, in amounts that exceed federally insured limits. The Company invests its excess cash, in line with its investment policy, primarily in money market funds and high credit quality debt instruments.

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

Restricted Cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with an operating lease. As of March 31, 2022, restricted cash consisted of $3.4 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's unaudited interim condensed consolidated balance sheets.

The Company includes its restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing, and financing activities in the unaudited interim condensed consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash in the unaudited interim condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim condensed consolidated statements of cash flows:

	MARCH 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$75,509	$172,622
Restricted cash	3,437	2,877
Total cash, cash equivalents and restricted cash shown in the unaudited interim consolidated statements of cash flows	$78,946	$175,499

Investments

Short-term investments consist of commercial paper, corporate bonds, asset-backed securities, and U.S. Treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months, as current assets. As of March 31, 2022, all investments are classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method. The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. For the three months ended March 31, 2022, the Company has not identified any other than temporary declines in fair value of its short-term investments.

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

The Company recognizes a corresponding lease right of use (“ROU”) asset, initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives. In certain instances when there is unpredictability of payout of leasehold improvement reimbursements, the right-of-use asset and lease liability will be adjusted on a prospective basis as construction related to leasehold improvements is performed over the life of the lease.

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

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements other than those described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report.

3. Cash Equivalents and Investments

The following tables summarize the amortized cost and fair value of the Company's cash equivalents and investments (in thousands):

	MARCH 31, 2022
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$72,915	$—	$—	$72,915
Total Cash Equivalents	$72,915	$—	$—	$72,915

Investments
Commercial paper	$11,104	$—	$—	$11,104
Asset-backed securities	2,013	—	(8)	2,005
U.S. treasury securities	4,815	—	(32)	4,783
Corporate bonds	5,264	—	—	5,264
Total Investments	$23,196	$—	$(40)	$23,156

	DECEMBER 31, 2021
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$98,900	$—	$—	$98,900
Total Cash Equivalents	$98,900	$—	$—	$98,900

Investments
Commercial paper	$11,084	$—	$—	$11,084
Asset-backed securities	2,020	—	(2)	2,018
U.S. treasury securities	4,812	—	(8)	4,804
Corporate bonds	5,271	—	(4)	5,267
Total Investments	$23,187	$—	$(14)	$23,173

As of March 31, 2022, the Company held two investments with unrealized losses. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of March 31, 2022.

There were no realized gains or losses recognized on investments as of March 31, 2022. Interest on investments is recognized as interest income in the consolidated statements of operations and comprehensive loss.

All investments held as of March 31, 2022 were classified as available-for-sale securities and had contractual maturities of less than two years.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$72,915	$—	$—	$72,915
U.S. treasury securities	4,783	—	—	4,783
Commercial paper	—	11,104	—	11,104
Asset-backed securities	—	2,005	—	2,005
Corporate bonds	—	5,264	—	5,264
Total Assets	$77,698	$18,373	$—	$96,071

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$98,900	$—	$—	$98,900
U.S. treasury securities	4,804	—	—	4,804
Commercial paper	—	11,084	—	11,084
Asset-backed securities	—	2,018	—	2,018
Corporate bonds	—	5,267	—	5,267
Total Assets	$103,704	$18,369	$—	$122,073

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

The Company also has an operating lease for approximately 33,518 square feet (the “Pod 4 Portion”), approximately 54,666 square feet (the “Pod 5 Portion”), and approximately 17,150 square feet ("Pod 3 Portion") of a manufacturing facility located in Andover, Massachusetts that expires in December 2036. The Company has two options to extend the term of the lease for a period of ten years each. As of March 31, 2022, the Company had not exercised its options to extend the lease term for either lease and it does not deem it reasonably certain that these options will be exercised. The Company agreed to provide the landlord with a $3.4 million letter of credit as support for its obligations under the Andover facility lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of approximately $14.9 million. Due to the unpredictability of the payout of leasehold improvement reimbursements, the right-of-use asset will be adjusted on a prospective basis to reflect any payments relating to the lease incentive as construction related to these improvements is performed over the life of the lease. As of March 31, 2022, the Company capitalized $23.1 million of leasehold improvement costs, of which $6.2 million was reimbursed through the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

During the three months ended March 31, 2022 and 2021, the Company recognized total rent expense of $1.6 million and $1.4 million, respectively, related to the leases described above. The amount of variable rent expense and rent for short-term leases for the three months ended March 31, 2022 and 2021, was $0.9 million and $0.3 million, respectively.

Other supplemental information related to leases was as follows:

	AS OF AND FOR THREE MONTHS ENDED MARCH 31,
	2022	2021
Weighted average remaining lease term	13.5 years	14.3 years
Weighted average discount rate	8.1%	8.5%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,505	$381

Maturities of operating lease liabilities were as follows as of March 31, 2022 (in thousands):

Year	Amount
2022	$4,198
2023	6,380
2024	4,995
2025	5,145
2026	5,299
Thereafter	62,575
Total lease payments	88,592
Less imputed interest	(36,993)
Total lease liabilities	$51,599

Current portion	1,678
Long-term portion	49,921

6. Accrued Expenses and Other Long-Term Liabilities

Accrued expenses and other long-term liabilities consisted of the following (in thousands):

	MARCH 31, 2022	DECEMBER 31, 2021
Accrued research and development costs	$2,104	$1,474
Accrued leasehold improvement costs	2,382	999
Accrued compensation	1,444	2,697
Accrued professional fees	821	846
Miscellaneous accrued expenses	378	468
Total accrued expenses and other long-term liabilities	$7,129	$6,484

As of March 31, 2022, other long-term liabilities of $0.2 million were primarily represented by the value of unmet conditions associated with a governmental grant received in 2021. The Company anticipates meeting these conditions between 2024 and 2026 and, upon satisfaction, will reduce these liabilities with a corresponding reduction to research and development expenses.

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

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vest over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. As of March 31, 2022, all restricted stock awards were fully vested.

Common Stock Warrants

The Company issued warrants to purchase common stock (the “Common Stock Warrants”) in connection with a preferred stock financing in March 2016. The Common Stock Warrants allow for the holders to purchase 71,544 shares of common stock at $1.21 per share. As of March 31, 2022, all of the Common Stock Warrants were fully exercisable. The Common Stock Warrants expire in 2031.

Reserved Shares

The Company has reserved the following shares of common stock for the conversion or exercise of the following securities:

	MARCH 31, 2022	DECEMBER 31, 2021
Exercise of Common Stock Warrants	71,544	71,544
Exercise of options to purchase common stock	4,584,601	3,681,793
Shares available for issuance under employee stock purchase plan	280,000	—
Shares available for issuance under equity incentive plans	2,486,854	2,132,067
Total	7,422,999	5,885,404

8. Equity Incentive Plans

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

On September 23, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO and serves as the successor to the 2016 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, cash awards, performance awards and stock bonus awards. The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1 of each fiscal year, starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to 5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a lesser number of shares as may be determined by the board of directors (or an authorized committee thereof). On January 1, 2022, the number of shares reserved for issuance under the 2020 Plan automatically increased by 1,292,458 shares of common stock.

At March 31, 2022, there were 2,486,854 shares of common stock available for issuance under the 2020 Plan.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the execution of the underwriting agreement related to the IPO. The Company initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each fiscal year starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a lesser number of shares for such increase. In December 2021, the board of directors determined that there would be no automatic increase in the number of shares of common stock reserved under the ESPP on January 1, 2022. The ESPP provides for six-month option periods commencing on January 1 and ending on June 30 and commencing on July 1 and ending on December 31 of each calendar year. The first offering under the ESPP began on January 1, 2022.

Total stock-based compensation was classified as follows on the unaudited interim condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021

General and administrative	$1,262	$739
Research and development	718	433
Total stock-based compensation	$1,980	$1,172

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock with an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each tranche representing one-third of the total grant) that will each vest four years from the date of grant. This option grant and its tranches are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. As of March 31, 2022, the Company determined that the requisite service period of this award is four years and recognized $0.1 million of stock-based compensation expense for the three months ended March 31, 2022. Accelerated vesting was not considered to be probable at March 31, 2022.

A summary of option activity for the three months ended March 31, 2022 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2021	3,681,793	$10.84
Granted	982,250	$2.12
Exercised	(34,863)	$1.77
Canceled, expired or forfeited	(44,579)	$7.98
Outstanding at March 31, 2022	4,584,601	$9.07	8.39	$29
Vested and expected to vest at March 31, 2022	4,584,601	$9.07	8.39	$29
Exercisable at March 31, 2022	1,670,042	$7.08	7.30	$25

The weighted average grant date fair value per share of options granted to employees, directors and non-employee consultants during the three months ended March 31, 2022 and 2021 was $1.54 and $11.62, respectively. The total intrinsic value of options exercised was $0.02 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Total unrecognized stock-based compensation expense related to options amounted to $19.2 million at March 31, 2022, and is expected to be recognized over a weighted-average period of 2.8 years.

9. Commitments and Contingencies

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

10. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Outstanding stock options	4,584,601	3,423,437
Restricted stock	—	12,063
Shares expected to be purchased under employee stock purchase plan	62,243	—
Common stock warrants	71,544	71,544
Total	4,718,388	3,507,044

11. Subsequent Events

On April 1, 2022, the Company entered into a loan and security agreement (the "Loan Agreement") with K2 HealthVentures LLC ("K2HV"), and together with any other lender from time to time party thereto, the “Lenders”), K2HV as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $45.0 million principal in term loans consisting of a first tranche of $20.0 million funded at closing and three subsequent tranches totaling $25.0 million to be funded upon the achievement of certain time-based clinical and regulatory milestones.

The facility carries a 48-month term with interest only payments for 24 months, subject to increase to up to 36 months upon the Company drawing on the third tranche and no event of default having occurred. The Term Loan will mature on April 1, 2026 and bears a variable interest rate equal to the greater of (i) 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements.

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $5.0 million in principal amount, into shares of the Company's common stock at a conversion price of $2.2689, subject to customary beneficial ownership limitations.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase a number of shares of Common Stock equal to the quotient of 2.95% of the aggregate funded term loan amount divided by $1.5126, the exercise price, up to a maximum of 877,627 shares (the "Warrant"). The Warrant expires on April 1, 2032.

The Loan Agreement and the Warrant each provide the Lenders with certain piggyback registration rights with respect to the shares issuable upon conversion under the Loan Agreement or upon exercise of the Warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A, below and under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 9, 2022.

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

Results of Operations - An analysis of our financial results comparing the three months ended March 31, 2022 to the three months ended March 31, 2021.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing next-generation, systemically active viral immunotherapies to transform outcomes for cancer patients. Using our two distinct proprietary platforms, we are developing a pipeline of intratumorally and intravenously administered product candidates designed to selectively attack and kill tumor cells and deliver transgenes to stimulate multiple arms of the immune system against tumors. We believe that the therapies we are developing could bring significant benefit to many patients who are currently underserved by approved immuno-oncology therapies, including other viral immunotherapies and immune checkpoint inhibitors.

Our HSV Platform

Our lead product candidate, ONCR-177, is an intratumorally administered viral immunotherapy based on our oncolytic HSV-1 platform, referred to as our HSV Platform, which leverages the Herpes Simplex Virus type 1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. Using our HSV Platform, we engineered ONCR-177 to overcome the limitations of existing viral immunotherapies by enhancing potency and driving strong systemic anti-tumor immune responses at injected as well as distant non-injected tumor sites. ONCR-177 is armed with five immunostimulatory transgenes—a greater number of transgenes than viral immunotherapies that are either currently approved or in clinical development. Product candidates from our HSV Platform are designed to maintain full viral replication competency in tumors and to be selectively attenuated in healthy tissues, meaning they replicate and express transgenes only in tumor cells while disabling potentially harmful effects on healthy tissues. In multiple preclinical cancer models, we observed that these attributes of ONCR-177 were achieved without either the systemic release of cytokines that can be associated with toxicity or significant presence of the virus in non-injected tumors or in circulation, in addition to favorable tolerability when administered via intravenous and intratumoral injection in a validated murine model of HSV-1 infection. We believe this combination of features allows our HSV Platform to overcome the safety versus potency trade-off that has generally limited the viral immunotherapy field to date. Based on safety and tolerability profile observed to date and its ability to stimulate multiple arms of the immune system to attack cancer systemically, we also believe that ONCR-177 has potential in pre-surgical, or neoadjuvant, settings.

In June 2020, we initiated our Phase 1 clinical trial of ONCR-177 in patients with several different types of solid tumors, including breast cancers and cutaneous tumors. We presented our preliminary findings from the Phase 1 clinical trial in November 2021, which included data from 14 patients in the fully enrolled and completed dose escalation cohorts of the trial and five patients enrolled in the dose expansion monotherapy portion of the trial. In the fully enrolled and completed surface lesion dose escalation portion of the trial, ONCR-177 administered to heavily pretreated patients with advanced, injectable solid tumors was well tolerated with no dose-limiting toxicities. No treatment-related adverse events exceeded Grade 2, and no infectious virions were detected in skin swabs. After four weeks of monotherapy treatment with ONCR-177 at the recommended Phase 2 dose, or RP2D, three of eight evaluable patients (one with cutaneous melanoma, one with squamous cell carcinoma of the head and neck, or SCCHN, and one with mucosal melanoma) had demonstrated clinical benefit. We have initiated enrollment in the surface lesion dose combination expansion portion of the clinical trial. Patients in the trial will receive ONCR-177 in combination with Merck's KEYTRUDA® (pembrolizumab), an immune checkpoint inhibitor. In addition, we are enrolling and currently dosing separate cohorts of patients with visceral tumors in the liver with the goal of showing additional safety data. We plan to report additional surface lesion monotherapy expansion data as well as initial surface lesion combination expansion data in the second half of 2022.

In addition to ONCR-177, we also have additional preclinical stage programs within our HSV Platform addressing both intratumoral and intravenous solutions to other unmet medical needs, including ONCR-GBM, our program designed to target brain cancer through intratumoral injection.

Our Selectively Self-Amplifying vRNA Immunotherapy Platform

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

Our two product candidates from our vRNA Immunotherapy Platform are ONCR-021 and ONCR-788. ONCR-021 encodes an optimized strain of Coxsackievirus A21, or CVA21, and ONCR-788 encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. We believe our selectively self-amplifying vRNA Immunotherapy Platform holds the potential for IV administration and avoids the challenge of neutralizing antibodies seen in previous approaches with IV-administered RNA-based oncology therapeutics. We plan to investigate our novel vRNA immunotherapies in multiple histologies, including cancers of the lung, both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We plan to submit an IND to the U.S. Food and Drug Administration, or FDA, for ONCR-021 in mid-2023 to enable clinical development for non-small cell lung cancer and other cancers such as clear cell renal cell carcinoma and melanoma, both as a single agent and in combination with immune checkpoint inhibitors. Following the IND submission for ONCR-021 and pending further resources, we plan to submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments. In the process of developing our vRNA Immunotherapy Platform, we also developed a proprietary LNP platform intended to efficiently deliver large nucleic acids with minimal endosomal escape.

Manufacturing

We plan to manufacture our product candidates at our approximately 105,000 square foot manufacturing facility in Andover, Massachusetts, 41,000 square feet of which is specifically dedicated to processes that are compliant with good manufacturing practices, or GMP. We began process development activities at the facility in 2021 and we anticipate this facility will be operational in late 2022.

Financial

Since inception in 2015, our operations have focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing a clinical trial, and manufacturing scale-up activities. We do not have any products approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities.

We have funded our operations primarily through the sale of redeemable convertible preferred stock, including Series A-1 redeemable convertible preferred stock, or Series A-1, and Series B redeemable convertible preferred stock, or Series B, our initial public offering, or IPO, of our common stock and a follow-on public offering, or the Follow-on Offering, of our common stock. Through our Series

A-1 and Series B financings we raised $150.9 million in aggregate gross proceeds. In October 2020, we completed our IPO, in which we issued an aggregate of 6,557,991 shares of common stock for aggregate gross proceeds of $98.4 million. Our shares of common stock began trading on the Nasdaq Global Market under the ticker symbol “ONCR” on October 2, 2020. In February 2021, we completed the Follow-on Offering in which we issued 3,000,000 shares of common stock for aggregate gross proceeds of $57.0 million. From inception through March 31, 2022, we have raised an aggregate of $306.3 million of gross proceeds through the issuance of redeemable convertible preferred stock, our IPO, and the Follow-on Offering.

Since inception, we have incurred significant operating losses. Our net losses were $17.8 million and $12.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $212.4 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As of March 31, 2022, we had cash and cash equivalents and investments of $98.7 million. We believe that our existing cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into early 2024.

Recent Developments

On April 1, 2022, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV, which we refer to together with any other lender from time to time party thereto, as the Lenders. The Loan Agreement provides up to $45.0 million principal in term loans consisting of a first tranche of $20.0 million that was funded at closing and three subsequent tranches totaling $25.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones. The Term Loan will mature on April 1, 2026 and bears a variable interest rate equal to the greater of (i) 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions.

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $5.0 million in principal amount, into shares of our common stock at a conversion price of $2.2689, subject to customary beneficial ownership limitations. In connection with entering into the Loan Agreement, we also issued to K2HV a warrant to purchase a number of shares of our common stock equal to the quotient of 2.95% of the aggregate funded term loan amount divided by $1.5126, the exercise price, up to a maximum of 877,627 shares. The warrant expires on April 1, 2032.

On April 5, 2022, we announced plans to relocate all of our operations to our facility in Andover, Massachusetts. We anticipate that the relocation will be complete in the fourth quarter of 2022.

Impact of the COVID-19 Pandemic on Our Business

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside service providers, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC and Nasdaq listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Other Income (Expense)

Other income (expense) primarily consists of interest income from our short-term investments and cash equivalents.

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,469	$8,447	$4,022	48%
General and administrative	5,349	4,222	1,127	27%
Total operating expenses	17,818	12,669	5,149	41%
Loss from operations	(17,818)	(12,669)	(5,149)	-41%
Total other income (expense), net	38	6	32	533%
Net loss	$(17,780)	$(12,663)	$(5,117)	-40%

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2022	2021	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$3,127	$1,630	$1,497
ONCR-021	925	—	925
ONCR-788	46	—	46
Platform development, early stage research and unallocated expenses:
Employee compensation and related	4,600	3,011	1,589
External research, development and consulting	284	857	(573)
Laboratory supplies	958	924	34
Facility-related	1,793	1,522	271
Other expenses	736	503	233
Total research and development	$12,469	$8,447	$4,022

Research and development expenses increased from $8.4 million for the three months ended March 31, 2021 to $12.5 million for the three months ended March 31, 2022. The increase of $4.0 million, or 48%, was primarily the result of:

•
a $1.5 million increase in direct external expenses for ONCR-177 due to increased clinical trial costs associated with the Phase 1 trial and increased drug production costs directly attributable to ONCR-177;
•
a $1.0 million increase in direct external expenses for ONCR-021 and ONCR-788, which was attributable to pre-clinical development costs that were incurred subsequent to their respective candidate nominations in May 2021;
•
a $1.6 million increase in employee compensation costs, including salaries, bonus and employee benefits due to increased headcount in 2022 as compared to 2021. Employee compensation costs also increased due to higher stock compensation expense incurred from increased stock option grants to existing and new employees in 2022 compared to 2021;
•
a $0.6 million decrease in external research, development and consulting costs as costs in this category related to ONCR-021 and ONCR-788 are now being captured as program costs following their candidate nominations in May 2021;
•
a $0.3 million increase in facility-related costs primarily due to additional rent expense incurred from us entering into an amendment to our Andover lease in December 2021 and increasing total leased space by 17,150 square feet; and
•
a $0.2 million increase in other expenses primarily related to increased license expense, depreciation related to our manufacturing facility and support costs related to our growth.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2022	2021	CHANGE
	(in thousands)
Employee compensation and related	$2,535	$1,649	$887
Professional service and consultant fees	1,922	2,089	(168)
Facility-related	301	108	193
Other expenses	591	376	215
Total general and administrative expenses	$5,349	$4,222	$1,127

General and administrative expenses increased from $4.2 million for the three months ended March 31, 2021 to $5.3 million for the three months ended March 31, 2022. The increase of $1.1 million, or 27%, was primarily the result of:

•
a $0.9 million increase in employee compensation costs primarily related to higher stock compensation expense incurred from increased stock option grants to existing and new employees in 2022 compared to 2021 as well as higher salaries, bonus and employee benefits costs, due to increased headcount in 2022 as compared to 2021;
•
a $0.2 million decrease in professional service and consultant fees primarily related to decreased costs for consultants who have been replaced by increased headcount;
•
a $0.2 million increase in facility-related costs primarily due to additional rent expense incurred from us entering into an amendment to our Andover lease in December 2021 and increasing total leased space by 17,150 square feet and changes in rent expense allocation driven by changes in our employee headcount; and

•
a $0.2 million increase in other expenses primarily related to increased support costs related to our growth.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2022 improved slightly compared to the three months ended March 31, 2021. The major component of other income (expense) is interest income earned on our investments which we purchased in late 2021.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2022, we funded our operations with gross proceeds of $306.3 million from sales of our redeemable convertible preferred stock, our IPO and our Follow-on Offering. As of March 31, 2022, our cash and cash equivalents and investments totaled $98.7 million.

Cash Flows

	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,437)	$(10,379)
Investing activities	(1,868)	(385)
Financing activities	62	53,081
Net (decrease) increase in cash and cash equivalents	$(25,243)	$42,317

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $23.4 million and was primarily related to our net loss for the period of $17.8 million, partially offset by non-cash charges consisting primarily of depreciation and amortization of $0.6 million and stock-based compensation expense of $2.0 million. Our net cash used in operating activities also included a net use of cash of $8.2 million related to changes in operating assets and liabilities as follows:

•
a net use of cash of $13.7 million from an decrease in accounts payable and accrued expenses primarily due to the timing of Andover construction invoices and payment of our 2021 annual bonuses; and
•
a source of cash of $4.5 million from the reimbursement of certain Andover construction costs through our tenant improvement allowance;

Net cash used in operating activities for the three months ended March 31, 2021 was $10.4 million and was primarily related to our net loss for the period of $12.7 million, partially offset by non-cash charges consisting of depreciation and amortization of $0.4 million and stock-based compensation expense of $1.2 million. Our net cash used in operating activities also included a net source of cash of $0.7 million related to changes in operating assets and liabilities as follows:

•
a net source of cash of $0.2 million due to a decrease in prepaid expenses and other current assets primarily due to services being performed on amounts already paid to vendors;
•
a net source of cash of $1.0 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;
•
a net source of cash of $0.8 million from an increase in accounts payable due to overall expense growth and the timing of invoices; and
•
a net use of cash of $1.3 million from a decrease in accrued expenses and other current liabilities primarily due to the payment of our 2020 annual bonuses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $1.9 million and $0.4 million, respectively. These investing activities in 2022 and 2021 were associated with purchases of property and equipment, specifically leasehold improvements and laboratory equipment for our Andover facility.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.1 million, which consisted of proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2021 was $53.1 million and primarily consisted of net proceeds from the issuance of common stock in connection with our Follow-on Offering.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into early 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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

Our cash and cash equivalents as of March 31, 2022 will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

There have been no significant changes to our critical accounting policies or other significant judgements and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

As of March 31, 2022, there have been no material changes to our contractual obligations and commitments, consisting solely of operating lease obligations, from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

See "—Recent Developments" above for a discussion of our Loan Agreement with K2HV, which we entered into on April 1, 2022.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021 and the three months ended March 31, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The discussion of our business and operations in this report should be read together with the risk factors contained below, in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and in our other filings with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Except as noted below, there are no material changes from the risk factors as previously disclosed in our Annual Report.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

In April 2022, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV. At closing we borrowed $20.0 million in the first tranche under the Loan Agreement and may borrow up to an additional $5.0 million by the end of 2022 at the option of the parties. We may borrow an additional $10.0 to $15.0 million based upon the achievement of certain time-based, clinical and regulatory developments, and an additional $10.0 million at the discretion of the lenders.

Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than certain intellectual property assets. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2HV could declare a default upon the occurrence of any event that it interprets could have material adverse effect, subject to the limitations specified in the Loan Agreement. Upon the occurrence and continuance of an event of default, K2HV may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we are liquidated, the rights of our lenders to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Factors associated with the planned relocation of our operations to Andover, Massachusetts may have a negative impact on our business, results of operations and stock price.

In April 2022, we announced plans to relocate all of our operations to our approximately 105,000 square foot manufacturing facility in Andover, Massachusetts. We anticipate the relocation to be complete in the fourth quarter of 2022. Our planned relocation may have a negative impact on our business, results of operations and stock price. In particular, we may experience difficulties retaining our executive officers, key employees and our scientific and medical advisors as a result of our planned relocation due to travel limitations or other inconveniences or preferences, and we may experience difficulties finding suitable replacements for these key personnel, which could result in delays in our research, development and clinical objectives and ultimately harm our business. For more information on risks related to employee and operational matters, see “Risks Related to Managing Our Growth and Employee and Operational Matters–We are highly dependent on our key personnel. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy” in our Annual Report on Form 10-K. Our failure to complete the relocation to Andover on our stated timeline could adversely impact our financial position and results of operations and ultimately affect our stock price.

In addition, as a result our planned relocation, we anticipate surrendering or subleasing our current headquarters in Cambridge, which may not ultimately be successful on our stated timeline. If we are unable to sublease our Cambridge space on commercially reasonable terms, or if other factors impact our ability to sublease or surrender the lease prior to its termination date or otherwise succeed in negotiations related to our Cambridge lease, we could be obligated to make rent payments beyond those included in our current forecasts, which could negatively impact our cash runway and leasehold-related expenses in reporting periods to come.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 4, 2022, our board of directors adopted resolutions approving the ratification pursuant to Section 204 of the Delaware General Corporation Law (the "DGCL") of the grant of options to purchase common stock (collectively, the “Grants”) to certain consultants (the "Ratification"), after determining that the Grants were defective corporate acts because they were not authorized and effected in accordance with Section 157 of the DGCL and the terms of our equity incentive plans. The Grants consisted of options to purchase the following aggregate number of shares of our common stock (after giving effect to the one-for-12.0874 reverse stock split of the common stock effective on September 25, 2020) on each of the following dates: options to purchase 3,308 shares granted on June 19, 2020, options to purchase 1,654 shares granted on July 22, 2020, options to purchase 4,962 shares granted on September 9, 2020, options to purchase 1,654 shares granted on September 22, 2020, options to purchase 2,000 shares granted on May 3, 2021, options to purchase 1,654 shares granted on January 4, 2021, options to purchase 1,654 shares granted on February 1, 2021, and options to purchase 15,000 shares granted on January 3, 2022. The Ratification also covered the issuance of 1,654 shares of our common stock on October 1, 2020 upon the exercise of the options granted pursuant to the Grants, all of which constitute shares of putative stock. Any claim that the defective corporate acts or putative stock (including all options and putative common stock issued upon the exercise of such options) ratified in connection with the Ratification are void or voidable due to the failure of authorization, or any claim that the Court of Chancery of the State of Delaware should declare in its discretion that the Ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the date of the filing of this Quarterly Report on Form 10-Q.

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

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
1
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ONCORUS, INC.

Date: May 4, 2022	By:	/s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)