Form 10-Q
period 2022-06-30
Oncorus, Inc.
filed 2022-08-04
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 25,973,135 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the section titled “Risk Factors” under Part II, Item 1A, below and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, under Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and under similar captions in our periodic reports filed with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCORUS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value data)

(unaudited)

	JUNE 30, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$84,797	$100,752
Investments	15,442	23,173
Prepaid expenses and other current assets	2,525	5,185
Total current assets	102,764	129,110
Property and equipment, net	35,714	23,233
Right-of-use asset	39,673	45,218
Restricted cash	3,437	3,437
Other assets	952	589
Total assets	$182,540	$201,587
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,157	$13,009
Accrued expenses and other current liabilities	6,559	6,281
Lease liability - current portion	2,300	1,684
Total current liabilities	16,016	20,974
Term loan, non-current	19,078	—
Lease liability - net of current portion	49,269	50,388
Other long-term liabilities	169	203
Total liabilities	84,532	71,565
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding — no shares at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding — 25,972 and 25,848 shares at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	329,504	324,620
Accumulated other comprehensive loss	(41)	(14)
Accumulated deficit	(231,458)	(194,587)
Total stockholders’ equity	98,008	130,022
Total liabilities and stockholders’ equity	$182,540	$201,587

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,480	$10,660	$24,949	$19,107
General and administrative	6,161	4,889	11,510	9,111
Total operating expenses	18,641	15,549	36,459	28,218
Loss from operations	(18,641)	(15,549)	(36,459)	(28,218)
Other income (expense):
Other income (expense)	(33)	—	(71)	—
Interest income (expense)	(417)	21	(341)	27
Total other income (expense), net	(450)	21	(412)	27
Net loss	$(19,091)	$(15,528)	$(36,871)	$(28,191)
Comprehensive loss:
Net unrealized loss on investments	(1)	—	$(41)	$—
Comprehensive loss	$(19,092)	$(15,528)	$(36,912)	$(28,191)
Net loss per share—basic and diluted	$(0.74)	$(0.60)	$(1.43)	$(1.13)
Weighted-average number of common shares outstanding—basic and diluted	25,883	25,684	25,874	24,851

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	22,599,048	$2	$264,487	$—	$(129,825)	$134,664
Proceeds from issuance of common stock, net of issuance costs of $4,017	3,000,000	—	52,983	—	—	52,983
Stock-based compensation expense	—	—	1,172	—	—	1,172
Vesting of restricted common stock	5,171	—	—	—	—	—
Exercise of stock options to purchase common stock	22,470	—	98	—	—	98
Net loss	—	—	—	—	(12,663)	(12,663)
Balance at March 31, 2021	25,626,689	$3	$318,740	$—	$(142,488)	$176,255
Stock-based compensation expense	—	—	1,656	—	—	1,656
Vesting of restricted common stock	5,170	—	—	—	—	—
Exercise of stock options to purchase common stock	109,213	—	249	—	—	249
Net loss	—	—	—	—	(15,528)	(15,528)
Balance at June 30, 2021	25,741,072	$3	$320,645	$—	$(158,016)	$162,632

Balance at December 31, 2021	25,848,229	$3	$324,620	$(14)	$(194,587)	$130,022
Stock-based compensation expense	—	—	1,980	—	—	1,980
Exercise of stock options to purchase common stock	34,967	—	62	—	—	62
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(17,780)	(17,780)
Balance at March 31, 2022	25,883,196	$3	$326,662	$(40)	$(212,367)	$114,258
Stock-based compensation expense	—	—	2,180	—	—	2,180
Exercise of stock options to purchase common stock	103	—	—	—	—	—
Issuance of common stock under employee stock purchase plans	89,112	—	95	—	—	95
Issuance of warrants in connection with term loan financing	—	—	567	—	—	567
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(19,091)	(19,091)
Balance at June 30, 2022	25,972,411	$3	$329,504	$(41)	$(231,458)	$98,008

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Operating activities:
Net loss	$(36,871)	$(28,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,143	817
Loss on disposal of assets	15	—
Stock-based compensation	4,160	2,828
Non-cash interest expense related to term loan	178	—
Amortization of premium/discount on investments	69	—
Non-cash interest income	(42)	—
Changes in:
Prepaid expenses and other assets	2,283	151
Operating lease right-of-use asset	1,034	1,354
Tenant improvement allowance reimbursements	4,511	—
Accounts payable	(11,142)	676
Accrued expenses and other current liabilities	(1,528)	116
Operating lease liability	(504)	711
Net cash used in operating activities	(36,694)	(21,538)
Investing activities
Purchase of property and equipment	(6,561)	(2,177)
Proceeds from sales and maturities of investments	7,676	—
Net cash provided by (used in) investing activities	1,115	(2,177)
Financing activities
Proceeds from exercise of stock options to purchase common stock	62	347
Proceeds from purchases of common stock under employee stock purchase plan	95	—
Proceeds from borrowings under term loan, net of issuance costs	19,467	—
Proceeds from issuance of common stock, net of issuance costs	—	52,983
Net cash provided by financing activities	19,624	53,330
Increase (decrease) in cash and cash equivalents	(15,955)	29,615
Cash, cash equivalents and restricted cash at beginning of period	104,189	133,182
Cash, cash equivalents and restricted cash at end of period	$88,234	$162,797
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in connection with term loan financing	$567	$—
Purchase of property and equipment in accrued expenses and accounts payable	$7,063	$3,878

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

In November 2021, the Company entered into an open market sale agreement pursuant to which the Company may issue and sell shares of its common stock from time to time for aggregate gross proceeds of up to $50.0 million. There have been no sales under this agreement as of June 30, 2022.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash and cash equivalents as of June 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) which are considered necessary to present fairly the Company’s financial position as of June 30, 2022, its results of operations for the three and six months ended June 30, 2022 and 2021, its changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022. The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Debt Related Costs

The carrying value of the Company’s Term Loan is recorded net of issuance costs and discount relating to the issuance of warrants and fees paid to the lender. Debt related costs are amortized over the term of the debt using the effective interest method and recognized as interest expense.

Warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations. The offset to the contra-liability is recorded as additional paid-in capital in the Company’s consolidated balance sheet if the warrants are not treated as a derivative or as liability warrants. The Company determines the fair value of the warrants at issuance using the Black-Scholes option pricing model.

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

Restricted Cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with an operating lease. As of June 30, 2022, restricted cash consisted of $3.4 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's unaudited interim condensed consolidated balance sheets.

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

	JUNE 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$84,797	$159,920
Restricted cash	3,437	2,877
Total cash, cash equivalents and restricted cash shown in the unaudited interim consolidated statements of cash flows	$88,234	$162,797

Investments

Short-term investments consist of commercial paper, corporate bonds, asset-backed securities, and U.S. treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months, as current assets. As of June 30, 2022, all investments are classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method. The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. For the six months ended June 30, 2022, the Company has not identified any other than temporary declines in fair value of its short-term investments.

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

The Company recognizes a corresponding right-of-use (“ROU”) asset, initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives. In certain instances when there is unpredictability of payout of leasehold improvement reimbursements, the ROU asset and lease liability will be adjusted on a prospective basis as construction related to leasehold improvements is performed over the life of the lease.

The Company’s leases consist of only operating leases. Operating leases are recognized on the balance sheet as ROU assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while certain variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected lease term on a straight-line basis. For leases with a term of one year or less, or short-term leases, the Company has elected to not recognize the lease liability for these arrangements and the lease payments are recognized in the consolidated statements of operations and comprehensive loss.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This amendment simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. It also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for public companies for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company early adopted the provisions of ASU 2020-06 effective January 1, 2022, using the modified retrospective method for transition with no significant impact to its consolidated financial statements at the time of adoption.

3. Cash Equivalents and Investments

The following tables summarize the amortized cost and fair value of the Company's cash equivalents and investments (in thousands):

	JUNE 30, 2022
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$80,069	$—	$—	$80,069
Total Cash Equivalents	$80,069	$—	$—	$80,069

Investments
Commercial paper	$8,693	$—	$—	$8,693
Asset-backed securities	2,005	—	(4)	2,001
U.S. treasury securities	4,785	—	(37)	4,748
Total Investments	$15,483	$—	$(41)	$15,442

	DECEMBER 31, 2021
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$98,900	$—	$—	$98,900
Total Cash Equivalents	$98,900	$—	$—	$98,900

Investments
Commercial paper	$11,084	$—	$—	$11,084
Asset-backed securities	2,020	—	(2)	2,018
U.S. treasury securities	4,812	—	(8)	4,804
Corporate bonds	5,271	—	(4)	5,267
Total Investments	$23,187	$—	$(14)	$23,173

As of June 30, 2022, the Company held two investments with unrealized losses. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of June 30, 2022.

There were no realized gains or losses recognized on investments in the six months ended June 30, 2022. Interest on investments is recognized as interest income in the consolidated statements of operations and comprehensive loss.

All investments held as of June 30, 2022 were classified as available-for-sale securities and had contractual maturities of less than one year.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$80,069	$—	$—	$80,069
U.S. treasury securities	4,748	—	—	4,748
Commercial paper	—	8,693	—	8,693
Asset-backed securities	—	2,001	—	2,001
Total Assets	$84,817	$10,694	$—	$95,511

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$98,900	$—	$—	$98,900
U.S. treasury securities	4,804	—	—	4,804
Commercial paper	—	11,084	—	11,084
Asset-backed securities	—	2,018	—	2,018
Corporate bonds	—	5,267	—	5,267
Total Assets	$103,704	$18,369	$—	$122,073

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

The Company also has an operating lease for approximately 33,518 square feet (the “Pod 4 Portion”), approximately 54,666 square feet (the “Pod 5 Portion”), and approximately 17,150 square feet ("Pod 3 Portion") of a manufacturing facility located in Andover, Massachusetts that expires in December 2036. The Company has two options to extend the term of the lease for a period of ten years each. As of June 30, 2022, the Company had not exercised its options to extend the lease term for either lease and it does not deem it reasonably certain that these options will be exercised. The Company agreed to provide the landlord with a $3.4 million letter of credit as support for its obligations under the Andover facility lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of approximately $14.9 million. Due to the unpredictability of the payout of leasehold improvement reimbursements, the Right of Use asset will be adjusted on a prospective basis to reflect any payments relating to the lease incentive as construction related to these improvements is performed over the life of the lease. As of June 30, 2022, the Company capitalized $28.9 million of leasehold improvement costs, of which $6.2 million was reimbursed through the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

During the three and six months ended June 30, 2022, the Company recognized total rent expense related to the leases described above of $1.5 million and $3.1 million, respectively, compared to $1.4 million and $2.8 million in the same periods of 2021. The amount of variable rent expense and rent for short-term leases for the three and six months ended June 30, 2022 and 2021, was $0.7 million, $1.6 million, $0.5 million, and $0.8 million, respectively.

Other supplemental information related to leases is as follows:

	AS OF AND FOR SIX MONTHS ENDED JUNE 30,
	2022	2021
Weighted average remaining lease term	13.3 years	14.0 years
Weighted average discount rate	8.1%	8.5%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$2,557	$762

Maturities of operating lease liabilities are as follows as of June 30, 2022 (in thousands):

Year	Amount
2022	$3,147
2023	6,380
2024	4,995
2025	5,145
2026	5,299
Thereafter	62,575
Total lease payments	87,541
Less imputed interest	(35,972)
Total lease liabilities	$51,569

Current portion	2,300
Long-term portion	49,269

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	JUNE 30, 2022	DECEMBER 31, 2021
Accrued research and development costs	$1,866	$1,474
Accrued leasehold improvement costs	1,628	999
Accrued compensation	1,954	2,697
Accrued professional fees	804	846
Accrued interest expense	144	—
Miscellaneous accrued expenses	332	468
Total accrued expenses and other liabilities	$6,728	$6,484

As of June 30, 2022, other long-term liabilities of $0.2 million was the value of unmet conditions associated with a governmental grant received in 2021. The Company anticipates meeting these conditions between 2024 and 2026 and, upon satisfaction, will reduce these liabilities with a corresponding reduction to research and development expenses.

7. Convertible Debt

On April 1, 2022, the Company entered into a loan and security agreement (the "Loan Agreement") with K2 HealthVentures LLC ("K2HV"), and together with any other lender from time to time party thereto, the “Lenders”), K2HV as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides term loan commitments of up to $45.0 million in four potential tranches: (i) a $20.0 million term loan funded on April 1, 2022, (the “First Tranche Term Loan”), (ii) a $5.0 million term loan commitment (the “Second Tranche Term Loan Commitment”), (iii) a $15.0 million term loan commitment (reduced to $10.0 million if a second tranche term loan is made) (the “Third Tranche Term Loan Commitment”), and (iv) a $10.0 million term loan commitment (the “Fourth Tranche Term Commitment”). The timing and availability of the tranche term loan commitments are subject to various conditions, including that no events of default have occurred. The availability period of the Second Tranche Term Loan Commitment ends December 31, 2022. The availability of the Third Tranche Term Loan Commitment begins January 1, 2023 and ends no later than July 31, 2023 and is subject to the achievement of a clinical milestone event. The Fourth Term Loan Commitment availability ends May 1, 2024, unless the third tranche milestone is met, which would adjust such date to May 1, 2025. The Second Tranche Term Loan Commitment and Fourth Tranche Term Loan Commitment are subject to a satisfactory loan review by the Lenders who may provide the advances in their sole discretion. The Fourth Tranche Term Loan Commitment is also subject to an additional 1% facility fee.

The facility carries a 48-month term with interest only payments for 24 months, subject to increase to up to 36 months upon the Company drawing on the Third Tranche Loan Commitment and no event of default having occurred. Subsequent to the interest-only period, the Company is required to make equal monthly payments of principal plus interest until the loans mature on April 1, 2026. The term loans bear a variable interest rate equal to the greater of 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The variable interest rate at June 30, 2022, was 9.0%. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 5.45% of the loans borrowed ("Final Fee"), which is being accrued to interest expense over the term of the loan. The Company has an option to prepay the loans in whole, subject to a prepayment fee of 3% prior to the first anniversary of the April 1, 2022, funding date, 2% after the first anniversary but prior the second anniversary of the funding date, and 1% thereafter if prior to the maturity date.

The Lenders may elect at any time prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $5.0 million in principal amount, into shares of the Company's common stock at a conversion price of $2.2689, subject to customary beneficial ownership limitations.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions. Upon occurrence of an event of default, which includes the failure to maintain solvency, the Company may have to prepay the term loans in an amount equal to the sum of (a) outstanding principal together with accrued interest (b) prepayment fee, and (c) Final Fee.

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase a number of shares of Common Stock equal to the quotient of 2.95% of the aggregate funded term loan amount divided by $1.5126, the exercise price, up to a maximum of 877,627 shares (the "Warrant"). The Warrant expires on April 1, 2032. The Warrant has been classified within equity since it (i) is indexed to the Company’s own equity and (ii) meets the equity classification conditions. As of June 30, 2022, the Warrant is exercisable for 390,056 shares of common stock. The Company allocated the proceeds between the term loan and the Warrant on a relative fair value basis, resulting in a discount on the term loan. The Loan Agreement and the Warrant each provide the Lenders with certain piggyback registration rights with respect to the shares issuable upon conversion under the Loan Agreement or upon exercise of the Warrant.

The Company incurred fees and issuance costs associated with the Loan Agreement of approximately $0.5 million. The Company recorded contractual interest expense related to the Loan Agreement of $0.4 million and additional interest expense related to the amortization of the debt discount and issuance costs and accretion of the Final Fee of $0.2 million in the three and six months ended June 30, 2022. The effective interest rate at June 30, 2022, which includes each of the interest components noted above, was 12.51%.

Future principal debt payments on the Loan Agreement are as follows (in thousands):

JUNE 30, 2022
2022	$—
2023	—
2024	6,255
2025	10,127
2026	3,618
Total principal payments	20,000
Final Fee	1,090
Total principal payments and Final Fee	21,090
Less: Unamortized debt discount	(932)
Less: Unamortized debt issuance costs	(78)
Less: Unaccreted Final Fee	(1,002)
Term loan, non-current	$19,078

8. Common Stock

Each share of the Company's common stock is entitled to one vote. The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors. Prior to the IPO, the voting, dividend, and liquidation rights of the holders of common stock were subject to, and qualified by, the rights, powers, and preferences of the holders of preferred stock.

Upon the closing of the IPO, the Company amended and restated its certificate of incorporation to provide for 100,000,000 shares designated as common stock with a par value of $0.0001 per share as part of its authorized capital.

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vested over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. As of June 30, 2022, all restricted stock awards were fully vested.

Common Stock Warrants

The Company issued warrants to purchase common stock in connection with a preferred stock financing in March 2016. These common stock warrants allow for the holders to purchase 71,544 shares of common stock at $1.21 per share. As of June 30, 2022, all of the common stock warrants were fully exercisable. The common stock warrants expire in 2031.

On April 1, 2022, in connection with the K2HV Loan Agreement, the Company issued a warrant to K2HV to purchase 390,056 shares of common stock. This warrant expires in 2032. Refer to Footnote 7 for further discussion.

Reserved Shares

The Company has reserved the following shares of common stock for the conversion or exercise of the following securities:

	JUNE 30, 2022	DECEMBER 31, 2021
Exercise of common stock warrants	461,600	71,544
Exercise of options to purchase common stock	5,188,778	3,681,793
Shares available for issuance under employee stock purchase plan	190,888	—
Shares available for issuance under equity incentive plans	1,880,377	2,132,067
Total	7,721,643	5,885,404

9. Equity Incentive Plans

The Company adopted the 2016 Equity Incentive Plan, as amended (the “2016 Plan”) on March 31, 2016. The 2016 Plan provided for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock awards to employees, directors and non-employees. All option awards were granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Option awards generally vest over three to four years. Certain option awards provide for accelerated vesting if there is a change in control as defined in the 2016 Plan. The provisions of the 2016 Plan allow for early exercises for options that have not yet vested. Early exercises have historically been for a de minimis number of shares.

On September 23, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO and serves as the successor to the 2016 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, cash awards, performance awards and stock bonus awards. The number of shares reserved for issuance under the 2020 Plan increases automatically on January 1 of each fiscal year, through and including January 1, 2030, by the number of shares equal to 5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a lesser number of shares as may be determined by the board of directors (or an authorized committee thereof). On January 1, 2022, the board of directors authorized an increase in the number of shares reserved for issuance under the 2020 Plan by 1,292,458 shares of common stock.

At June 30, 2022, there were 1,880,377 shares of common stock available for issuance under the 2020 Plan.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the execution of the underwriting agreement related to the IPO. The Company initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on January 1st of each fiscal year through and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a lesser number of shares for such increase. In December 2021, the board of directors determined that there would be no automatic increase in the number of shares of common stock reserved under the ESPP on January 1, 2022. The ESPP provides for six-month offering periods commencing on January 1 and ending on June 30 and commencing on July 1 and ending on December 31 of each calendar year. The Company began its first offering period on January 1, 2022, and issued 89,112 shares of common stock on June 30, 2022 at the end of the offering period.

Total stock-based compensation was classified as follows on the unaudited interim condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

General and administrative	$1,476	$1,029	$2,738	$1,768
Research and development	704	627	1,422	1,060
Total stock-based compensation	$2,180	$1,656	$4,160	$2,828

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock with an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each tranche representing one-third of the total grant) that will each vest four years from the date of grant. This option grant and its tranches are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. As of June 30, 2022, the Company determined that the requisite service period for two of the three tranches of this award is four years and recognized $0.2 million of stock-based compensation expense for the six months ended June 30, 2022. Accelerated vesting was considered to be probable for one of the tranches as of June 30, 2022. Accordingly, the Company recognized stock-based compensation expense of $0.2 million for this tranche in the six months ended June 30, 2022, which included a cumulative adjustment reflecting the retroactive application of the accelerated vesting.

A summary of option activity for the six months ended June 30, 2022 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2021	3,681,793	$10.84
Granted	1,723,500	$1.75
Exercised	(34,863)	$1.77
Canceled, expired or forfeited	(181,652)	$8.34
Outstanding at June 30, 2022	5,188,778	$7.97	8.29	$33
Vested and expected to vest at June 30, 2022	5,188,778	$7.97	8.29	$33
Exercisable at June 30, 2022	1,670,042	$7.73	6.98	$25

The weighted average grant date fair value per share of options granted to employees, directors and non-employee consultants during the six months ended June 30, 2022 and 2021 was $1.28 and $11.69, respectively. The total intrinsic value of options exercised was $0.02 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. Total unrecognized stock-based compensation expense related to options is $17.1 million at June 30, 2022, and is expected to be recognized over a weighted-average period of 2.7 years.

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

11. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Outstanding stock options	5,188,778	3,636,492
Restricted stock	—	6,893
Shares available for purchase under employee stock purchase plan	190,888	—
Common stock warrants	461,600	71,544
Potential conversion of note payable	2,203,711	—
Total	8,044,977	3,714,929

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A, below and under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 9, 2022, and under Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 4, 2022.

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

Results of Operations - An analysis of our financial results comparing the three and six months ended June 30, 2022, to the three and six months ended June 30, 2021.

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

In addition to ONCR-177, we also have additional preclinical stage programs leveraging our HSV Platform that are intended to yeield both intratumoral and intravenous solutions to other unmet medical needs. These preclinical programs include ONCR-GBM, which is designed to target brain cancer through intratumoral injection.

Our Selectively Self-Amplifying vRNA Immunotherapy Platform

We are also developing a broad pipeline of product candidates that leverages our second platform, our selectively self-amplifying viral RNA, or vRNA, immunotherapy platform, referred to as our vRNA Immunotherapy Platform, which aims to enable repeat intravenous, or IV, administration of viral immunotherapies to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons, such as cancers of the lung. Our IV-administered approach involves encapbsulating in a lipid nanoparticle, or LNP, the genomes of RNA viruses known to kill cancer cells, creating a selectively self-amplifying vRNA immunotherapy. We believe this approach can avoid the rapid immune clearance from circulation caused by neutralizing antibodies otherwise observed to date with IV-administered oncolytic viruses and is thought to limit their effectiveness in the clinic. Once inside the tumor, the synthetic viral genome from our synthetic viruses is first amplified and then instructs tumor cells to synthesize actual infectious virions, which can cause tumor lysis before infecting nearby tumor cells while stimulating immune cell recruitment and activity.

Our two product candidates from our vRNA Immunotherapy Platform are ONCR-021 and ONCR-788. ONCR-021 encodes an optimized strain of Coxsackievirus A21, or CVA21, and ONCR-788 encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. We believe our selectively self-amplifying vRNA Immunotherapy Platform holds the potential for IV administration and avoids the challenge of neutralizing antibodies seen in previous approaches with IV-administered RNA-based oncology therapeutics. We plan to investigate our novel vRNA immunotherapies in multiple histologies, including cancers of the lung, both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, for ONCR-021 in mid-2023 to enable clinical development for non-small cell lung cancer and other cancers such as clear cell renal cell carcinoma and melanoma, both as a single agent and in combination with immune checkpoint inhibitors. Following the IND submission for ONCR-021 and pending additional financing, we plan to submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments. In the process of developing our vRNA Immunotherapy Platform, we also developed a proprietary LNP platform intended to efficiently deliver large nucleic acids with minimal endosomal escape.

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

We have funded our operations primarily through the sale of redeemable convertible preferred stock and from our initial public offering, or IPO, of our common stock in 2020 and a follow-on public offering of common stock in 2021. From inception through June 30, 2022, we raised an aggregated $306.3 million of gross proceeds from these financing transactions. On April 1, 2022, we entered into a Loan Agreement with K2HV which provides term loan commitments of up to $45.0 million in four potential tranches. As of June 30, 2022, we have borrowed $20.0 million under this Loan Agreement. In November 2021, we also entered into an open market sale agreement pursuant to which we may sell shares of common stock from time to time for aggregate gross proceeds of up to $50.0 million, although, to date, we have not made any sales under this agreement.

Since inception, we have incurred significant operating losses. Our net losses were $19.1 million and $15.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $231.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As of June 30, 2022, we had aggregate cash and cash equivalents and investments of $100.2 million. We believe that our existing cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into early 2024.

Recent Developments

On April 1, 2022, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV, which we refer to together with any other lender from time to time party thereto, as the Lenders. The Loan Agreement provides for a loan of up to $45.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones (the "Term Loan"). The Term Loan will mature on April 1, 2026 and bears a variable interest rate equal to the greater of (i) 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The variable interest rate was 9.0% as of June 30, 2022. The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for our obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions.

The Lenders may elect at any time prior to the full repayment of the Term Loan to convert any portion of the principal amount of the Term Loan then outstanding, up to an aggregate of $5.0 million in principal amount, into shares of our common stock at a conversion price of $2.2689, subject to customary beneficial ownership limitations. In connection with entering into the Loan Agreement, we also issued to K2HV a warrant to purchase a number of shares of our common stock equal to the quotient of 2.95% of the aggregate funded term loan amount divided by $1.5126, the exercise price, up to a maximum of 877,627 shares. As of June 30, 2022, the Warrant is exercisable for 390,056 shares of common stock. The warrant expires on April 1, 2032.

In April 2022, we announced plans to relocate all of our company operations to the Andover facility, which we anticipate will be complete in the fourth quarter of 2022.

Impact of the COVID-19 Pandemic on Our Business

In response to the COVID-19 pandemic, we implemented a work-from-home policy allowing employees who can work from home to do so. We are in the process of transitioning back to in-office work for the majority of our employees. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now limited, and online and teleconference technology continues to be used regularly. We continue to monitor health guidance measures and will adjust our plans if there is any change in the COVID-19 pandemic.

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside service providers, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC and Nasdaq listing standards, director and officer insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Other Income (Expense)

Other income (expense) consists primarily of interest expense associated with our Loan Agreement with K2HV and interest income earned on our investments and cash equivalents.

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	THREE MONTHS ENDED JUNE 30,		CHANGE		SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,480	$10,660	$1,820	17%	$24,949	$19,107	$5,842	31%
General and administrative	6,161	4,889	1,272	26%	11,510	9,111	2,399	26%
Total operating expenses	18,641	15,549	3,092	20%	36,459	28,218	8,241	29%
Loss from operations	(18,641)	(15,549)	(3,092)	-20%	(36,459)	(28,218)	(8,241)	-29%
Total other income (expense), net	(450)	21	(471)	-2243%	(412)	27	(439)	-1626%
Net loss	$(19,091)	$(15,528)	$(3,563)	-23%	$(36,871)	$(28,191)	$(8,680)	-31%

Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	THREE MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$1,739	$2,778	$(1,039)
ONCR-021	2,526	468	2,058
ONCR-788	41	84	(43)
Platform development, early stage research and unallocated expenses:
Employee compensation and related	4,251	3,523	728
External research, development and consulting	453	732	(279)
Laboratory supplies	728	935	(207)
Facility-related	2,011	1,533	478
Other expenses	731	607	124
Total research and development	$12,480	$10,660	$1,820

Research and development expenses increased from $10.7 million for the three months ended June 30, 2021, to $12.5 million for the three months ended June 30, 2022. The increase of $1.8 million, or 17%, was primarily the result of:

•
a $1.1 million decrease in direct external expenses for ONCR-177 due to timing of clinical trial dose manufacturing. In the three months ended June 30, 2022, we were in the final stages of concluding a manufacturing run and incurred minimal manufacturing-related costs. In the three months ended June 30, 2021, where we had commenced a manufacturing run and were incurring associated materials and service expenses;
•
a $2.1 million increase in direct external expenses for ONCR-021, which was attributable to pre-clinical development costs that were incurred subsequent to candidate nomination in May 2021;
•
a $0.7 million increase in employee compensation costs, including salaries, bonus and employee benefits due to increased headcount in 2022 as compared to 2021;
•
a $0.5 million decrease in external research, development and consulting costs and laboratory supplies costs as expenses in these categories related to ONCR-021 are now being captured as program costs following candidate nomination in May 2021;
•
a $0.5 million increase in facility-related costs from rent and associated expenses for our manufacturing facility in Andover, Massachusetts for which we commenced payments in July 2021; and
•
a $0.1 million increase in other expenses primarily related to increased support costs attributable to our growth.

General and Administrative Expenses

	THREE MONTHS ENDED JUNE 31,
	2022	2021	CHANGE
	(in thousands)
Employee compensation and related	$2,916	$2,092	$824
Professional service and consultant fees	2,235	2,273	(38)
Facility-related	547	98	449
Other expenses	463	426	37
Total general and administrative expenses	$6,161	$4,889	$1,272

General and administrative expenses increased from $4.9 million for the three months ended June 30, 2021, to $6.2 million for the three months ended June 30, 2022. The increase of $1.3 million, or 26%, was primarily the result of:

•
a $0.8 million increase in employee compensation costs primarily related to higher stock compensation expense incurred from increased stock option grants to existing and new employees in 2021 and 2022 as well as higher salaries and bonus expenses from annual salary increases and changes in employee composition due to turnover in 2022 as compared to 2021; and
•
a $0.4 million increase in facility-related costs primarily due to additional rent expense incurred from entering into an amendment to our Andover lease in December 2021 and increasing total leased space by 17,150 square feet, changes in rent expense allocation driven by changes in our employee headcount, and rent-associated expenses for the Andover manufacturing facility for which we commenced payments in July 2021.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2022, decreased by $0.5 million compared to the three months ended June 30, 2021. This decrease was driven by interest expense incurred as a result of our debt arrangement with K2HV, which we entered into on April 1, 2022.

Six Months Ended June 30, 2022, Compared to the Six Months Ended June 30, 2021

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$4,867	$4,408	$459
ONCR-021	3,451	468	2,983
ONCR-788	87	84	3
Platform development, early stage research and unallocated expenses:
Employee compensation and related	8,869	6,534	2,335
External research, development and consulting	646	1,590	(944)
Laboratory supplies	1,575	1,860	(285)
Facility-related	4,003	3,055	948
Other expenses	1,451	1,108	343
Total research and development	$24,949	$19,107	$5,842

Research and development expenses increased from $19.1 million for the six months ended June 30, 2021, to $24.9 million for the six months ended June 30, 2022. The increase of $5.8 million, or 30%, was primarily the result of:

•
a $0.5 million increase in direct external expenses for our product candidate ONCR-177, which was attributable to increased clinical trial and dose manufacturing costs associated with our Phase 1 trial of ONCR-177;
•
a $3.0 million increase in direct external expenses for our product candidate ONCR-021, which is attributable to pre-clinical development costs that were incurred subsequent to candidate nomination in May 2021;
•
a $2.3 million increase in employee compensation costs, including salaries, bonus and employee benefits, due to increased headcount and annual salary increases in 2022, as compared to 2021. Employee compensation costs also increased due to higher stock compensation expense incurred from increased stock option grants to existing and new employees in 2021 and 2022;
•
a $1.2 million decrease in external research, development, and consulting as well as laboratory supplies as costs in these categories related to ONCR-021 are now being captured as program costs following candidate nomination in May 2021;
•
a $0.9 million increase in facility-related costs primarily due to additional rent expense incurred from entering into an amendment to our Andover lease in December 2021 and increasing total leased space by 17,150 square feet, changes in rent expense allocation driven by changes in our employee headcount, and rent-associated expenses for the Andover manufacturing facility for which we commenced payments in July 2021; and
•
a $0.3 million increase in other expenses primarily related to increased support costs attributable to our growth.

General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Employee compensation and related	$5,455	$3,741	$1,714
Professional service and consultant fees	4,157	4,362	(205)
Facility-related	943	206	737
Other expenses	955	802	153
Total general and administrative expenses	$11,510	$9,111	$2,399

General and administrative expenses increased from $9.1 million for the six months ended June 30, 2021, to $11.5 million for the six months ended June 30, 2022. The increase of $2.4 million, or 26%, was primarily the result of:

•
a $1.7 million increase in employee compensation costs primarily related to higher stock compensation expense from increased stock option grants to existing and new employees in 2021 and 2022 as well as higher salaries, bonus and employee benefits costs, due to increased headcount and annual salary increases in 2022 as compared to 2021;
•
a $0.2 million decrease in professional service and consultant fees primarily related to the continuing buildout of the G&A function and work being completed by our personnel instead of being outsourced; and
•
a $0.7 million increase in facility-related expenses primarily as a result of commencing payments on rent-associated expenses in July 2021 and changes in rent expense allocation driven by changes in our employee headcount.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2022 decreased by $0.4 million compared to the six months ended June 30, 2021. This decrease was primarily driven by interest expense incurred as a result of our debt arrangement with K2HV, which we entered into on April 1, 2022.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2022, we funded our operations with aggregate gross proceeds of $306.3 million from equity financings and $20.0 million from our debt arrangement with K2HV. As of June 30, 2022, our cash and cash equivalents and investments totaled $100.2 million.

In November 2021, we entered into an open market sale agreement pursuant to which we may sell shares of common stock from time to time for aggregate gross proceeds of $50.0 million. There have been no sales under this agreement as of June 30, 2022.

Cash Flows

	SIX MONTHS ENDED JUNE 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(36,694)	$(21,538)
Investing activities	1,115	(2,177)
Financing activities	19,624	53,330
Net (decrease) increase in cash and cash equivalents	$(15,955)	$29,615

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $36.7 million and was primarily related to our net loss for the period of $36.9 million, partially offset by non-cash charges consisting primarily of depreciation and amortization of $1.1 million, stock-based compensation expense of $4.2 million and non-cash interest expense related to our term loan of $0.2 million. Our net cash used in operating activities also included a net use of cash of $5.3 million related to changes in operating assets and liabilities as follows:

•
a net use of cash of $12.7 million from decreases in accounts payable and accrued expenses primarily due to the timing of Andover construction invoices;
•
a source of cash of $4.5 million from the reimbursement of certain Andover construction costs through our tenant improvement allowance;
•
a source of cash of $2.3 million due to a decrease in prepaid expenses and other current assets primarily due to services being performed on amounts already paid to vendors; and
•
a net source of cash of $0.5 million from changes in operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments.

Net cash used in operating activities for the six months ended June 30, 2021, was $21.5 million and was primarily related to our net loss for the period of $28.2 million, partially offset by non-cash charges consisting of depreciation and amortization of $0.8 million and stock-based compensation expense of $2.8 million. Our net cash used in operating activities also included a net source of cash of $3.0 million related to changes in operating assets and liabilities as follows:

•
a net source of cash of $2.1 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;
•
a net source of cash of $0.7 million from an increase in accounts payable as a result of overall expense growth and the timing of invoicing; and
•
a net source of cash of $0.2 million from a decrease in prepaid expenses and other current assets primarily due to a decrease in payments to vendors in advance of services being performed.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022, was $1.1 million, which consisted of maturities of investments of $7.7 million, offset by purchases of property and equipment of $6.6 million. Net cash used by investing activities of $2.2 million for the six months ended June 30, 2021, was associated with purchases of property and equipment and, specifically, leasehold improvements and laboratory equipment for our Andover facility.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022, was $19.6 million, which consisted primarily of borrowings under our term loan from K2HV. Net cash provided by financing activities for the six months ended June 30, 2021, was $53.3 million and consisted primarily of net proceeds from the issuance of common stock in connection with our follow-on offering.

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

Our cash and cash equivalents and investments as of June 30, 2022, will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may also raise additional capital from sales of common stock under our Sales Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our common stockholders. In addition to the Term Loan, additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

On April 1, 2022, we entered into a Loan Agreement with K2HV which increased our contractual obligations and commitments related to future principal and interest payments. See "—Recent Developments" above for further discussion about this Loan Agreement.

As of June 30, 2022, there have been no other material changes to our contractual obligations and commitments, consisting of operating lease obligations, from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because of our variable rate debt and our cash equivalents, in the form of a money market fund, are primarily invested in U.S. treasury obligations.

Based on the $20.0 million outstanding principal balance under our term loan at June 30, 2022, a 100-basis point increase in interest rates would increase our interest expense on the term loan by $0.2 million annually.

Because of the short-term nature of the investments in our portfolio, an immediate one percentage point change in market interest rates would not have a material impact on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with, and may continue to contract with, foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and certain supply chain costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021, and the three and six months ended June 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as provided below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 4, 2022.

We are exposed to interest rate risk under our Loan Agreement with K2HV, which could cause our debt service obligations to increase significantly.

We are exposed to market risk from changes in interest rates. On April 1, 2022, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV. The Loan Agreement provides for a loan of up to $45.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones, or the Term Loan. The Term Loan bears a variable interest rate equal to the greater of (i) 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in interest rates by the Federal Reserve has and could in the future cause the prime rate to increase, which has and could in the future increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future.

Market and economic conditions may negatively impact our business, financial condition and stock price.

Market conditions such as inflation, volatile energy costs, geopolitical issues, unstable global credit markets and financial conditions could lead to periods of significant economic instability, diminished liquidity and credit availability, diminished expectations for the global economy and expectations of slower global economic growth going forward. Our business and operations may be adversely affected by such instability, including any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, supply chain issues or rising costs of goods and services that we purchase, including raw materials or supplies used in manufacturing our product candidates and the conducting of our clinical and preclinical studies, or rising salary inflation to retain and recruit biotech talent, may have an adverse effect on our financial results in future periods. If economic and market conditions continue to deteriorate or do not improve, it may make any future financing efforts more difficult to complete, more costly and more dilutive to our stockholders. Additionally, due to our volatile industry and industry-wide declining stock values, investors may seek to pursue non-biotech investments with steadier returns. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on our operations, financial condition or stock price or could require us to delay or abandon development or commercialization plans. In addition, our current or future service providers, contract manufacturers, suppliers and other partners could be negatively affected by such difficult economic factors, which could have an adverse impact on our operations or financial condition.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the United States pharmaceutical industry. Since its enactment, there have been executive, judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S.

Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031, with the exception of a temporary suspension from May 1, 2021 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. Any new laws or regulations that result in additional reductions in Medicare and other healthcare funding could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

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

As of the end of June 30, 2022, we have applied all of the offering proceeds from our IPO in the manner described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on October 2, 2020, and all expenses of the offering have been paid in full.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 4, 2022, Mr. Scott Canute notified us and our board of directors of his resignation as a director of the Company, effective August 8, 2022. Mr. Canute’s resignation was not the result of any dispute or disagreement with us on any matter relating to the company’s operations, policies or practices.

We have also updated the subsections titled “Other Healthcare Laws and Regulations” and “Health Reform” under the Government Regulation section in our business description, as set forth below, which replace the text in those subsections in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, in their entirety.

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

•
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
•
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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or the CMS, information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability, among other things, for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
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
•
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

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•
extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, former President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

4.1

Warrant to Purchase Shares of Common Stock by and between the Registrant and K2 HealthVentures LLC, dated April 1, 2022 (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-39575), filed with the SEC on April 5, 2022).

10.1+

Loan and Security Agreement, by and among the Registrant, K2 HealthVentures LLC and Ankura Trust Company, LLC, dated April 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39575), filed with the SEC on April 5, 2022).

10.2*#	Employment Agreement by and between the registrant and Richard Wanstall, dated as of May 10, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

# Indicates management contract or compensatory plan.

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

ONCORUS, INC.

Date: August 4, 2022	By:	/s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

ONCORUS, INC.

Date: August 4, 2022	By:	/s/ Richard Wanstall
Richard Wanstall
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)