Form 10-Q
period 2022-09-30
Oncorus, Inc.
filed 2022-11-02
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-39575

ONCORUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3779757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Corporate Drive Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 320-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ONCR	The Nasdaq Stock Market LLC

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

As of October 28, 2022, the registrant had 25,973,135 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our manufacturing capabilities, our good manufacturing practices, or GMP, compliant manufacturing facility and related operational timelines;
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

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the section titled “Risk Factors” under Part II, Item 1A, below and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, under Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and in this Quarterly Report on Form 10-Q, and under similar captions in our periodic reports filed with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCORUS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value data)

(unaudited)

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,568	$100,752
Investments	39,955	23,173
Prepaid expenses and other current assets	1,956	5,185
Total current assets	83,479	129,110
Property and equipment, net	42,883	23,233
Right-of-use asset	33,997	45,218
Restricted cash	3,437	3,437
Other assets	569	589
Total assets	$164,365	$201,587
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,980	$13,009
Accrued expenses and other current liabilities	13,695	6,281
Lease liability - current portion	1,138	1,684
Total current liabilities	16,813	20,974
Term loan, non-current	19,257	—
Lease liability - net of current portion	48,147	50,388
Other long-term liabilities	152	203
Total liabilities	84,369	71,565
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding — no shares at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding — 25,973 and 25,848 shares at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	331,144	324,620
Accumulated other comprehensive loss	(73)	(14)
Accumulated deficit	(251,078)	(194,587)
Total stockholders’ equity	79,996	130,022
Total liabilities and stockholders’ equity	$164,365	$201,587

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,087	$11,299	$39,036	$30,406
General and administrative	5,211	5,440	16,721	14,550
Total operating expenses	19,298	16,739	55,757	44,956
Loss from operations	(19,298)	(16,739)	(55,757)	(44,956)
Other income (expense):
Other income (expense)	8	—	(63)	(1)
Interest income (expense)	(330)	11	(671)	38
Total other income (expense), net	(322)	11	(734)	37
Net loss	$(19,620)	$(16,728)	$(56,491)	$(44,919)
Comprehensive loss:
Net unrealized loss on investments	(32)	—	$(73)	$—
Comprehensive loss	$(19,652)	$(16,728)	$(56,564)	$(44,919)
Net loss per share—basic and diluted	$(0.76)	$(0.65)	$(2.18)	$(1.79)
Weighted-average number of common shares outstanding—basic and diluted	25,972	25,748	25,907	25,153

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2020	22,599,048	$2	$264,487	$—	$(129,825)	$134,664
Proceeds from issuance of common stock, net of issuance costs of $4,017	3,000,000	—	52,983	—	—	52,983
Stock-based compensation expense	—	—	2,828	—	—	2,828
Vesting of restricted common stock	10,341	—	—	—	—	—
Exercise of options to purchase common stock	131,683	—	347	—	—	347
Net loss	—	—	—	—	(28,191)	(28,191)
Balance at June 30, 2021	25,741,072	$3	$320,645	$—	$(158,016)	$162,632
Stock-based compensation expense	—	—	1,889	—	—	1,889
Vesting of restricted common stock	5,171	—	—	—	—	—
Exercise of options to purchase common stock	11,816	—	49	—	—	49
Net loss	—	—	—	—	(16,728)	(16,728)
Balance at September 30, 2021	25,758,059	$3	$322,583	$-	$(174,744)	$147,842

Balance at December 31, 2021	25,848,229	$3	$324,620	$(14)	$(194,587)	$130,022
Stock-based compensation expense	—	—	4,160	—	—	4,160
Exercise of options to purchase common stock	35,070	—	62	—	—	62
Issuance of common stock under employee stock purchase plan	89,112	—	95	—	—	95
Issuance of warrants in connection with term loan	—	—	567	—	—	567
Other comprehensive loss	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(36,871)	(36,871)
Balance at June 30, 2022	25,972,411	$3	$329,504	$(41)	$(231,458)	$98,008
Stock-based compensation expense	—	—	1,640	—	—	1,640
Exercise of options to purchase common stock	104	—	—	—	—	—
Other comprehensive loss	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(19,620)	(19,620)
Balance at September 30, 2022	25,972,515	$3	$331,144	$(73)	$(251,078)	$79,996

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Operating activities:
Net loss	$(56,491)	$(44,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,993	1,332
Loss on disposal of assets	94	—
Stock-based compensation	5,800	4,717
Non-cash interest expense related to term loan	357	—
Amortization of premium/discount on investments	(12)	—
Non-cash interest income	(52)	—
Gain on lease termination	(520)	—
Changes in:
Prepaid expenses and other assets	3,226	803
Operating lease right-of-use asset	1,473	2,208
Tenant improvement allowance reimbursements	8,557	1,737
Accounts payable	(11,476)	109
Accrued expenses and other current liabilities	580	1,773
Operating lease liability	(1,077)	854
Net cash used in operating activities	(47,548)	(31,386)
Investing activities
Purchase of property and equipment	(14,483)	(6,695)
Purchase of investments	(30,353)	—
Proceeds from sales and maturities of investments	13,576	—
Net cash used in investing activities	(31,260)	(6,695)
Financing activities
Proceeds from exercise of options to purchase common stock	62	396
Proceeds from purchases of common stock under employee stock purchase plan	95	—
Proceeds from borrowings under term loan, net of issuance costs	19,467	—
Proceeds from issuance of common stock, net of issuance costs	—	52,983
Net cash provided by financing activities	19,624	53,379
Increase (decrease) in cash and cash equivalents	(59,184)	15,298
Cash, cash equivalents and restricted cash at beginning of period	104,189	133,182
Cash, cash equivalents and restricted cash at end of period	$45,005	$148,480
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in connection with term loan	$567	$—
Purchase of property and equipment in accrued expenses and accounts payable	$7,231	$4,551

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

In November 2021, the Company entered into an open market sale agreement pursuant to which the Company may issue and sell shares of its common stock from time to time for aggregate gross proceeds of up to $50.0 million. There have been no sales under this agreement as of September 30, 2022.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects to continue to incur losses from operations for the foreseeable future and additional capital will be required to fund future operations. The Company expects that its cash and cash equivalents as of September 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date these financial statements were issued.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) which are considered necessary to present fairly the Company’s financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021, its changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022. The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Debt Related Costs

The carrying value of the Company’s Term Loan (see Note 7) is recorded net of issuance costs and discount relating to the issuance of warrants and fees paid to the lender. Debt-related costs are amortized over the term of the debt using the effective interest method and recognized as interest expense.

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

Restricted Cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with its operating lease for its Andover, Massachusetts facility. As of September 30, 2022, restricted cash consisted of $3.4 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's unaudited interim condensed consolidated balance sheets.

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

	SEPTEMBER 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$41,568	$145,603
Restricted cash	3,437	2,877
Total cash, cash equivalents and restricted cash shown in the unaudited interim consolidated statements of cash flows	$45,005	$148,480

Investments

Short-term investments consist of commercial paper, corporate bonds, asset-backed securities, and U.S. treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months, as current assets. As of September 30, 2022, all investments are classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized. Purchase premiums and discounts are amortized to other income over the terms of the related securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method. The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. For the nine months ended September 30, 2022, the Company has not identified any other than temporary declines in fair value of its short-term investments.

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

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This amendment requires a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently reviewing the provisions of this new pronouncement, but does not expect this guidance will have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This amendment simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. It also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for public companies for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. The Company early adopted the provisions of ASU 2020-06 effective January 1, 2022, using the modified retrospective method for transition with no significant impact on its consolidated financial statements at the time of adoption.

There have been no other issued accounting pronouncements other than those described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report, that will have a material effect on the Company's consolidated financial statements.

3. Cash Equivalents and Investments

The following tables summarize the amortized cost and fair value of the Company's cash equivalents and investments (in thousands):

	SEPTEMBER 30, 2022
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$31,866	$—	$—	$31,866
U.S. treasury securities	$5,557	$1	$—	$5,558
Total Cash Equivalents	$37,423	$1	$—	$37,424

Investments
Commercial paper	$23,886	$—	$—	$23,886
Corporate bonds	3,001	—	(15)	2,986
U.S. treasury securities	13,142	—	(59)	13,083
Total Investments	$40,029	$—	$(74)	$39,955

	DECEMBER 31, 2021
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$98,900	$—	$—	$98,900
Total Cash Equivalents	$98,900	$—	$—	$98,900

Investments
Commercial paper	$11,084	$—	$—	$11,084
Asset-backed securities	2,020	—	(2)	2,018
U.S. treasury securities	4,812	—	(8)	4,804
Corporate bonds	5,271	—	(4)	5,267
Total Investments	$23,187	$—	$(14)	$23,173

As of September 30, 2022, the Company held eight investments with unrealized losses. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company did not consider these investments to be impaired as of September 30, 2022.

There were no realized gains or losses recognized on investments in the nine months ended September 30, 2022. Interest on investments is recognized as interest income in the consolidated statements of operations and comprehensive loss.

All investments held as of September 30, 2022, were classified as available-for-sale securities and had contractual maturities of less than one year.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF SEPTEMBER 30, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$31,866	$—	$—	$31,866
U.S. treasury securities	18,641	—	—	18,641
Commercial paper	—	23,886	—	23,886
Corporate bonds	—	2,986	—	2,986
Total Assets	$50,507	$26,872	$—	$77,379

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$98,900	$—	$—	$98,900
U.S. treasury securities	4,804	—	—	4,804
Commercial paper	—	11,084	—	11,084
Asset-backed securities	—	2,018	—	2,018
Corporate bonds	—	5,267	—	5,267
Total Assets	$103,704	$18,369	$—	$122,073

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

5. Leases

The Company has an operating lease for approximately 33,518 square feet (the “Pod 4 Portion”), approximately 54,666 square feet (the “Pod 5 Portion”), and approximately 17,150 square feet ("Pod 3 Portion") of a manufacturing facility located in Andover, Massachusetts, that also serves as its corporate headquarters. This lease expires in December 2036 and the Company has two options to extend the term of the lease for a period of ten years each. As of September 30, 2022, the Company had not exercised its options to extend the lease term for either lease and did not consider it reasonably certain that these options would be exercised. The Company agreed to provide the landlord with a $3.4 million letter of credit as support for its obligations under the Andover facility lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of $14.9 million. Due to the unpredictability of the payout of leasehold improvement reimbursements, the right-of-use asset will be adjusted on a prospective basis to reflect any payments relating to the lease incentive as construction related to these improvements is performed over the life of the lease. As of September 30, 2022, the Company had capitalized $35.6 million of leasehold improvement costs, of which $10.3 million was reimbursed through the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

The Company is also party to an operating lease in Cambridge, Massachusetts, which served as its corporate headquarters until September 2022. On September 13, 2022, the Company executed an amendment to its Cambridge lease which accelerated the lease termination date to November 15, 2022, from the previous date of January, 2024. In connection with this amendment, the Company remeasured the remaining lease liability and right-of-use-asset and recognized a gain of $0.5 million, which was included as a reduction of operating expenses in the consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2022, the Company recognized total rent expense related to the leases described above of $0.9 million and $4.0 million, respectively, compared to $1.4 million and $4.2 million in the same periods of 2021. The amount of variable rent expense and rent for short-term leases for the three and nine months ended September 30, 2022 and 2021, was $0.7 million, $2.3 million, $0.5 million, and $1.3 million, respectively.

Other supplemental information related to leases is as follows:

	AS OF AND FOR NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Weighted average remaining lease term	14.2 years	13.8 years
Weighted average discount rate	7.7%	8.5%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$4,129	$1,143

Maturities of operating lease liabilities are as follows as of September 30, 2022 (in thousands):

Year	Amount
2022	$1,245
2023	4,850
2024	4,995
2025	5,145
2026	5,299
Thereafter	62,572
Total lease payments	84,106
Less imputed interest	(34,821)
Total lease liabilities	$49,285

Current portion	1,138
Long-term portion	48,147

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Accrued research and development costs	$3,535	$1,474
Accrued leasehold improvement costs	6,457	999
Accrued compensation	2,704	2,697
Accrued professional fees	599	846
Accrued interest expense	166	—
Miscellaneous accrued expenses	386	468
Total accrued expenses and other liabilities	$13,847	$6,484

As of September 30, 2022, other long-term liabilities of $0.2 million was the value of unmet conditions associated with a governmental grant received in 2021. The Company anticipates meeting these conditions between 2024 and 2026 and, upon satisfaction, will reduce these liabilities with a corresponding reduction to research and development expenses.

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

The facility carries a 48-month term with interest only payments for 24 months, subject to increase to up to 36 months upon the Company drawing on the Third Tranche Loan Commitment and no event of default having occurred. Subsequent to the interest-only period, the Company is required to make equal monthly payments of principal plus interest until the loans mature on April 1, 2026. The term loans bear a variable interest rate equal to the greater of 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The variable interest rate at September 30, 2022, was 10.5%. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 5.45% of the loans borrowed (the "Final Fee"), which is being accrued to interest expense over the term of the loan. The Company has an option to prepay the loans in whole, subject to a prepayment fee of 3% prior to the first anniversary of the April 1, 2022, funding date, 2% after the first anniversary but prior the second anniversary of the funding date, and 1% thereafter if prior to the maturity date.

The Lenders may elect at any time prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $5.0 million in principal amount, into shares of the Company's common stock at a conversion price of $2.2689, subject to customary beneficial ownership limitations.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions. Upon occurrence of an event of default, which includes the failure to maintain solvency, the Company may have to prepay the term loans in an amount equal to the sum of the (a) outstanding principal together with accrued interest, (b) prepayment fee, and (c) Final Fee.

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase a number of shares of Common Stock equal to the quotient of 2.95% of the aggregate funded term loan amount divided by $1.5126, the exercise price, up to a maximum of 877,627 shares (the "Warrant"). The Warrant expires on April 1, 2032. The Warrant has been classified within equity since it (i) is indexed to the Company’s own equity and (ii) meets the equity classification conditions. As of September 30, 2022, the Warrant is exercisable for 390,056 shares of common stock. The Company allocated the proceeds between the term loan and the Warrant on a relative fair value basis, resulting in a discount on the term loan. The Loan Agreement and the Warrant each provide the Lenders with certain piggyback registration rights with respect to the shares of common stock issuable upon conversion under the Loan Agreement or upon exercise of the Warrant.

The Company incurred fees and issuance costs associated with the Loan Agreement of $0.5 million. The Company recorded contractual interest expense related to the Loan Agreement of $0.9 million and additional interest expense related to the amortization of the debt discount and issuance costs and accretion of the Final Fee of $0.4 million in the nine months ended September 30, 2022. The effective interest rate at September 30, 2022, which includes the non-cash interest components noted above, was 14.00%.

Future principal debt payments on the Loan Agreement are as follows (in thousands):

SEPTEMBER 30, 2022
2022	$—
2023	—
2024	6,187
2025	10,146
2026	3,667
Total principal payments	20,000
Final Fee	1,090
Total principal payments and Final Fee	21,090
Less: Unamortized debt discount	(849)
Less: Unamortized debt issuance costs	(71)
Less: Unaccreted Final Fee	(913)
Term loan, non-current	$19,257

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

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vested over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. As of September 30, 2022, all restricted stock awards were fully vested.

Common Stock Warrants

The Company issued warrants to purchase common stock in connection with a preferred stock financing in March 2016. These common stock warrants allow for the holders to purchase 71,544 shares of common stock at $1.21 per share. As of September 30, 2022, all of the common stock warrants were fully exercisable. The common stock warrants expire in 2031.

As described in Note 7, on April 1, 2022, the Company issued a warrant to K2HV to purchase 390,056 shares of common stock. This warrant expires in 2032.

Reserved Shares

The Company has reserved the following shares of common stock for the conversion or exercise of the following securities:

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Exercise of common stock warrants	461,600	71,544
Exercise of options to purchase common stock	4,680,473	3,681,793
Shares available for issuance under employee stock purchase plan	190,888	—
Shares available for issuance under equity incentive plans	2,390,982	2,132,067
Total	7,723,943	5,885,404

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

At September 30, 2022, there were 2,390,982 shares of common stock available for issuance under the 2020 Plan.

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

Total stock-based compensation was classified as follows on the unaudited interim condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

General and administrative	$1,083	$1,222	$3,821	$2,990
Research and development	557	667	1,979	1,727
Total stock-based compensation	$1,640	$1,889	$5,800	$4,717

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock with an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each tranche representing one-third of the total grant) that will each vest four years from the date of grant. This option grant and its tranches are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. As of September 30, 2022, the Company determined that the requisite service period for two of the three tranches of this award is four years and recognized $0.3 million of stock-based compensation expense for the nine months ended September 30, 2022. Accelerated vesting was considered to be probable for one of the tranches as of September 30, 2022. Accordingly, the Company recognized stock-based compensation expense of $0.3 million for this tranche in the nine months ended September 30, 2022, which included a cumulative adjustment reflecting the retroactive application of the accelerated vesting.

A summary of option activity for the nine months ended September 30, 2022 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2021	3,681,793	$10.84
Granted	1,781,525	$1.74
Exercised	(34,863)	$1.77
Canceled, expired or forfeited	(747,982)	$7.82
Outstanding at September 30, 2022	4,680,473	$7.93	7.40	$—
Vested and expected to vest at September 30, 2022	4,680,473	$7.93	7.40	$—
Exercisable at September 30, 2022	2,076,887	$8.03	5.51	$25

The weighted average grant date fair value per share of options granted to employees, directors and non-employee consultants during the nine months ended September 30, 2022 and 2021 was $1.27 and $11.25, respectively. The total intrinsic value of options exercised was $0.02 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. Total unrecognized stock-based compensation expense related to options was $12.9 million at September 30, 2022, and is expected to be recognized over a weighted-average period of 2.6 years.

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

11. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Outstanding stock options	4,680,473	3,636,492
Restricted stock	—	6,893
Shares available for purchase under employee stock purchase plan	190,888	—
Common stock warrants	461,600	71,544
Potential conversion of note payable	2,203,711	—
Total	7,536,672	3,714,929

12. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these financial statements were issued and identified the following:

NOF License Agreement

On October 31, 2022, the Company entered into a license agreement with NOF Corporation ("NOF"). Under this license agreement, the Company obtained a non-exclusive, worldwide (except with respect to China and other specified territories in Asia), sublicensable (subject to certain limitations) license from NOF under certain patent claims of NOF relating to NOF’s cationic lipid, or NOF Lipid. The NOF Lipid is one of multiple lipids that comprise the proprietary LNP associated with ONCR-021. NOF will supply NOF Lipid to be used for the development, manufacture, and commercialization of Oncorus Products pursuant to a supply agreement to be negotiated and entered into by the parties.

The NOF Agreement provides for an initial license payment of $0.5 million to NOF upon signing, which will be recorded to research and development expense in October 2022. Additionally, the Company may be obligated to make milestone payments to NOF of up to approximately $25 million in the aggregate upon the achievement of specified development and regulatory milestones. In the event that more than one Oncorus Product achieves such milestones, or if an Oncorus Product achieves the specified milestones for additional indications, the Company will be obligated to make additional milestone payments. Such payments would be between approximately $5 million and approximately $10 million for each such additional product and/or indication. The Company is also obligated to pay NOF royalties on net sales of Oncorus Products at a percentage in the low single digits, subject to standard reductions. The obligation to pay royalties under the NOF Agreement commences on the first commercial sale of the first Oncorus Product anywhere in the licensed territory, and expires on a jurisdiction-by-jurisdiction basis after a specified number of years following the first commercial sale of the first Oncorus Product anywhere in the licensed territory, or if later, the date upon which no licensed patent claim validly exists in such jurisdiction.

Nasdaq Compliance Notice

On November 1, 2022, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of the Company’s Common Stock on The Nasdaq Global Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until June 1, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to June 1, 2023, unless Nasdaq exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

The Company intends to monitor the closing bid price of the Company’s Common Stock and consider its available options to resolve the noncompliance with the Minimum Bid Price Requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A, below and under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 9, 2022; under Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 4, 2022; and under Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022.

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

Results of Operations - An analysis of our financial results comparing the three and nine months ended September 30, 2022, to the three and nine months ended September 30, 2021.

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

In June 2020, we initiated our Phase 1 clinical trial of ONCR-177 in patients with several different types of solid tumors, including breast cancers and cutaneous tumors. We presented our preliminary findings from the Phase 1 clinical trial in November 2021, which included data from 14 patients in the fully enrolled and completed dose escalation cohorts of the trial and five patients enrolled in the dose expansion monotherapy portion of the trial. In the fully enrolled and completed surface lesion dose escalation portion of the trial, ONCR-177 administered to heavily pretreated patients with advanced, injectable solid tumors was well tolerated with no dose-limiting toxicities. No treatment-related adverse events exceeded Grade 2, and no infectious virions were detected in skin swabs. After four weeks of monotherapy treatment with ONCR-177 at the recommended Phase 2 dose, or RP2D, three of eight evaluable patients (one with cutaneous melanoma, one with squamous cell carcinoma of the head and neck, or SCCHN, and one with mucosal melanoma) had demonstrated clinical benefit. Enrollment continues in the surface lesion dose combination expansion portion of the clinical trial. Patients in the trial are receiving ONCR-177 in combination with Merck's KEYTRUDA® (pembrolizumab), an immune checkpoint inhibitor. In addition, we are enrolling and currently dosing separate cohorts of patients with visceral tumors in the liver with the goal of showing additional safety data. We plan to report additional surface lesion monotherapy expansion data as well as initial surface lesion combination expansion data by the end of 2022.

In addition to ONCR-177, we also have additional preclinical stage programs leveraging our HSV Platform that are intended to yield both intratumoral and intravenous solutions to other unmet medical needs. These preclinical programs include ONCR-GBM, which is designed to target brain cancer through intratumoral injection.

Our Selectively Self-Amplifying vRNA Immunotherapy Platform

We are also developing a broad pipeline of product candidates that leverages our second platform, our selectively self-amplifying viral RNA, or vRNA, immunotherapy platform, referred to as our vRNA Immunotherapy Platform, which aims to enable repeat intravenous, or IV, administration of viral immunotherapies to treat cancers that are less amenable to intratumoral injection due to safety and feasibility reasons, such as cancers of the lung. Our IV-administered approach involves encapsulating in a lipid nanoparticle, or LNP, the genomes of RNA viruses known to kill cancer cells, creating a selectively self-amplifying vRNA immunotherapy. We believe this approach can avoid the rapid immune clearance from circulation caused by neutralizing antibodies otherwise observed to date with IV-administered oncolytic viruses and is thought to limit their effectiveness in the clinic. Once inside the tumor, the synthetic viral genome from our synthetic viruses is first amplified and then instructs tumor cells to synthesize actual infectious virions, which can cause tumor lysis before infecting nearby tumor cells while stimulating immune cell recruitment and activity.

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

Manufacturing

We plan to manufacture our product candidates at our approximately 105,000 square foot manufacturing facility in Andover, Massachusetts, 41,000 square feet of which is specifically dedicated to processes that are compliant with good manufacturing practices, or GMP. We began process development activities at the facility in 2021 and, as of the date of this report, construction at the facility is complete. We are on track to initiate engineering batches at the facility by the end of 2022.

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

We have funded our operations primarily through the sale of redeemable convertible preferred stock and from our initial public offering, or IPO, of our common stock in 2020 and a follow-on public offering of common stock in 2021. From inception through September 30, 2022, we raised an aggregate of $306.3 million in gross proceeds from these equity transactions. In November 2021, we also entered into an open market sale agreement pursuant to which we may sell shares of common stock from time to time for aggregate gross proceeds of up to $50.0 million, although, to date, we have not made any sales under this agreement.

On April 1, 2022, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures, LLC, or K2HV, which provides for term loan commitments of up to $45.0 million in four potential tranches. As of September 30, 2022, we have borrowed $20.0 million under this Loan Agreement.

Since inception, we have incurred significant operating losses. Our net losses were $56.5 million and $44.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $251.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As of September 30, 2022, we had aggregate cash and cash equivalents and investments of $81.5 million. We believe that our existing cash and cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Recent Developments

In April 2022, we announced plans to relocate all of our company operations to the Andover facility. As of the date of this report, we have completed the relocation of our corporate headquarters to the Andover facility.

In October 2022, we entered into a license agreement with NOF Corporation related to a lipid component of the LNP associated with ONCR-021. See "Item 5. Other Information—License Agreement with NOF Corporation".

Impact of the COVID-19 Pandemic on Our Business

In response to the COVID-19 pandemic, we implemented a work-from-home policy allowing employees who can work from home to do so. We have transitioned back to in-office work for the majority of our employees. We have taken measures to secure our research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now becoming more frequent, and online and teleconference technology continues to be used regularly. We continue to monitor guidance from the CDC and other relevant health regulatory authorities and may adjust our plans to the extent there are changes in such guidance.

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

Research and development costs are expensed as they are incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our preclinical and clinical studies or other services performed. Significant judgment and estimates are made in determining the accrued expense balances at the end of any reporting period.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE		NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$14,087	$11,299	$2,788	25%	$39,036	$30,406	$8,630	28%
General and administrative	5,211	5,440	(229)	-4%	16,721	14,550	2,171	15%
Total operating expenses	19,298	16,739	2,559	15%	55,757	44,956	10,801	24%
Loss from operations	(19,298)	(16,739)	(2,559)	-15%	(55,757)	(44,956)	(10,801)	-24%
Total other income (expense), net	(322)	11	(333)	-3027%	(734)	37	(771)	-2084%
Net loss	$(19,620)	$(16,728)	$(2,892)	-17%	$(56,491)	$(44,919)	$(11,572)	-26%

Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$2,528	$2,362	$166
ONCR-021	3,546	825	2,721
ONCR-788	17	304	(287)
Platform development, early stage research and unallocated expenses:
Employee compensation and related	3,937	4,153	(216)
External research, development and consulting	697	234	463
Laboratory supplies	713	988	(275)
Facility-related	1,476	1,689	(213)
Other expenses	1,173	744	429
Total research and development	$14,087	$11,299	$2,788

Research and development expenses increased from $11.3 million for the three months ended September 30, 2021 to $14.1 million for the three months ended September 30, 2022. The increase of $2.8 million, or 25%, was primarily the result of:

•
a $0.2 million increase in direct external expenses for ONCR-177 due to increased clinical trial costs associated with our Phase 1 trial of ONCR-177;
•
a $2.7 million increase in direct external expenses for ONCR-021, which was attributable to pre-clinical development costs that were incurred subsequent to candidate nomination in May 2021;

•
a $0.3 million decrease in direct external expenses for ONCR-788, due to resources being directed to our other drug candidates;
•
a $0.2 million decrease in employee compensation costs, primarily bonus and stock compensation expense, due to employee turnover and decreased headcount in 2022 as compared to 2021;
•
a $0.5 million increase in external research, development and consulting costs as we engaged third parties to perform some functions due to employee turnover;
•
a $0.3 million decrease in laboratory supply costs due to lower consumption of supplies as a result of employee turnover and costs related to ONCR-021 being captured as program costs following candidate nomination in May 2021;
•
a $0.2 million decrease in facility-related costs due to a reduction of rent expense from accelerating the termination of our Cambridge lease; and
•
a $0.4 million increase in other expenses primarily related to increased support costs attributable to our growth and the continuing work to operationalize our Andover facility.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Employee compensation and related	$2,466	$2,530	$(64)
Professional service and consultant fees	1,840	2,345	(505)
Facility-related	343	76	267
Other expenses	562	489	73
Total general and administrative expenses	$5,211	$5,440	$(229)

General and administrative expenses decreased from $5.4 million for the three months ended September 30, 2021, to $5.2 million for the three months ended September 30, 2022. The decrease of $0.2 million, or -4%, was primarily the result of:

•
a $0.5 million decrease in professional service and consultant fees primarily related to the expansion of internal headcount replacing more expensive outsourced functions; and
•
a $0.3 million increase in facility-related costs primarily due to expansion of our Andover lease in December 2021 and changes in rent expense allocation driven by changes in our employee headcount.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2022, decreased by $0.3 million compared to the three months ended September 30, 2021. This decrease was driven by interest expense incurred as a result of our debt arrangement with K2HV, which we entered into on April 1, 2022.

Nine Months Ended September 30, 2022, Compared to the Nine Months Ended September 30, 2021

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$7,336	$6,770	$566
ONCR-021	6,997	1,293	5,704
ONCR-788	104	388	(284)
Platform development, early stage research and unallocated expenses:
Employee compensation and related	12,807	10,687	2,120
External research, development and consulting	1,402	1,800	(398)
Laboratory supplies	2,288	2,848	(560)
Facility-related	5,479	4,743	736
Other expenses	2,623	1,877	746
Total research and development	$39,036	$30,406	$8,630

Research and development expenses increased from $30.4 million for the nine months ended September 30, 2021, to $39.0 million for the nine months ended September 30, 2022. The increase of $8.6 million, or 28%, was primarily the result of:

•
a $0.6 million increase in direct external expenses for our product candidate ONCR-177, due to increased clinical trial costs associated with our Phase 1 trial of ONCR-177;
•
a $5.7 million increase in direct external expenses for our product candidate ONCR-021, resulting from pre-clinical development costs that were incurred subsequent to candidate nomination in May 2021;
•
a $0.3 million decrease in direct external expenses for our product candidate ONCR-788, as our resources have been directed to our other drug candidates;
•
a $2.1 million increase in employee compensation costs, substantially all related to salaries and employee benefits, due to increased headcount and annual salary increases in 2022, as well as higher stock compensation expense for stock option grants to existing and new employees in 2021 and 2022;
•
a $1.0 million decrease in external research, development, and consulting as well as laboratory supplies, as costs in these categories previously related to ONCR-021 are now being captured as program costs following candidate nomination in May 2021;
•
a $0.7 million increase in facility-related costs primarily due to expansion at our Andover facility in December 2021, changes in rent expense allocation driven by changes in our employee headcount, and common area maintenance expenses for the Andover manufacturing facility for which we commenced payments in July 2021; and
•
a $0.7 million increase in other expenses primarily related to increased support costs attributable to our growth and the continuing work to operationalize the Andover facility.

General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Employee compensation and related	$7,920	$6,270	$1,650
Professional service and consultant fees	5,997	6,707	(710)
Facility-related	1,286	282	1,004
Other expenses	1,518	1,291	227
Total general and administrative expenses	$16,721	$14,550	$2,171

General and administrative expenses increased from $14.6 million for the nine months ended September 30, 2021, to $16.7 million for the nine months ended September 30, 2022. The increase of $2.2 million, or 15%, was primarily the result of:

•
a $1.7 million increase in employee compensation costs related to higher stock compensation expense from increased stock option grants to existing and new employees in 2021 and 2022 as well as higher salaries, bonus, and employee benefits costs due to increased headcount and annual salary increases in 2022;

•
a $0.7 million decrease in professional service and consultant fees primarily related to internal personnel replacing outsourced solutions; and
•
a $1.2 million increase in facility-related and other expenses primarily as a result of commencing payments on rent-associated expenses in July 2021 and changes in rent expense allocation driven by changes in our employee headcount.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2022 decreased by $0.7 million compared to the nine months ended September 30, 2021. This decrease was primarily driven by interest expense incurred as a result of our debt arrangement with K2HV, which we entered into on April 1, 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, our cash and cash equivalents and investments totaled $81.5 million.

From inception through September 30, 2022, we funded our operations with aggregate gross proceeds of $306.3 million from equity financings and $20.0 million from our Loan Agreement with K2HV, which we entered into in April 2022.

The Loan Agreement provides for loans of up to an aggregate of $45.0 million to be funded upon the achievement of certain time-based, clinical and regulatory milestones. Amounts borrowed under the Loan Agreement are collectively referred to as the Term Loan. The Term Loan will mature on April 1, 2026 and bears a variable interest rate equal to the greater of (i) 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The variable interest rate was 10.5% as of September 30, 2022. The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for our obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions.

In November 2021, we entered into an open market sale agreement pursuant to which we may sell shares of common stock from time to time for aggregate gross proceeds of $50.0 million. There have been no sales under this agreement as of September 30, 2022.

Cash Flows

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(47,548)	$(31,386)
Investing activities	(31,260)	(6,695)
Financing activities	19,624	53,379
Net (decrease) increase in cash and cash equivalents	$(59,184)	$15,298

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $47.5 million and primarily related to our net loss for the period of $56.5 million, partially offset by non-cash charges consisting primarily of depreciation and amortization of $2.0 million, stock-based compensation expense of $5.8 million, non-cash interest expense related to our Term Loan of $0.4 million, and a $0.5 million non-cash reduction in rent expense following our Cambridge lease modification. Our net cash used in operating activities also included a net source of cash of $1.3 million related to changes in operating assets and liabilities as follows:

•
a source of cash of $8.6 million from the reimbursement of certain Andover construction costs through our tenant improvement allowance;
•
a net source of cash of $3.2 million due to a decrease in prepaid expenses and other current assets primarily due to services being performed on amounts already paid to vendors;
•
a net source of cash of $0.4 million from changes in operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments; and

•
a net use of cash of $10.9 million from decreases in accounts payable and accrued expenses primarily due to the timing of Andover construction invoices.

Net cash used in operating activities for the nine months ended September 30, 2021, was $31.4 million and primarily related to our net loss for the period of $44.9 million, partially offset by non-cash charges consisting of depreciation and amortization of $1.3 million and stock-based compensation expense of $4.7 million. Our net cash used in operating activities also included a net source of cash of $7.5 million related to changes in operating assets and liabilities as follows:

•
a net source of cash of $3.1 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;
•
a source of cash of $1.7 million from the reimbursement of certain Andover construction costs through our tenant improvement allowances;
•
a net source of cash of $1.8 million from an increase in accrued expenses and other current liabilities primarily due to the timing of invoices; and
•
a net source of cash of $0.8 million from a decrease in prepaid expenses and other current assets primarily due to a decrease in payments to vendors in advance of services being performed.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022, was $31.3 million, which consisted of purchases of property and equipment of $14.5 million, and net purchases of short-term investments of $16.8 million. Net cash used by investing activities of $6.7 million for the nine months ended September 30, 2021, was for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $19.6 million, which consisted primarily of borrowings under our term loan from K2HV. Net cash provided by financing activities for the nine months ended September 30, 2021, was $53.4 million and consisted primarily of net proceeds from the issuance of common stock in connection with our follow-on offering of common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, initiate clinical trials, expand operations at our Andover manufacturing facility and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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
•
the costs associated with the expansion of operations at our Andover facility;
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

Our cash and cash equivalents and investments as of September 30, 2022, will not be sufficient to complete development of ONCR-177 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

There have been no significant changes to our critical accounting policies or other significant judgments and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

On April 1, 2022, we entered into the Loan Agreement with K2HV, which increased our contractual obligations and commitments related to future principal and interest payments. See "—Sources of Liquidity" above for further discussion about the Loan Agreement.

As of September 30, 2022, there have been no other material changes to our contractual obligations and commitments, consisting of operating lease obligations, from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

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

We will remain an EGC until the earliest of (i) December 31, 2025, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Based on the $20.0 million outstanding principal balance under the Term Loan at September 30, 2022, a 100-basis point increase in interest rates would increase our interest expense by $0.2 million annually.

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

Inflation generally affects us by increasing our cost of labor and certain supply chain costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021 and the three and nine months ended September 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as provided below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, filed with the SEC on May 4, 2022 and August 4, 2022, respectively.

If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted, which would harm our business and could have an adverse impact on the liquidity and trading price of our common stock and our ability to raise additional capital.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we must satisfy minimum financial and other continued listing requirements and standards, including those related to the price of our common stock. On November 1, 2022, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that, based on the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days, we no longer complied with Nasdaq’s minimum bid price requirement in Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until May 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days during this 180-day grace period, among other requirements. While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. If we are unable to meet Nasdaq’s listing maintenance standards for any reason within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, our common stock could be delisted from The Nasdaq Global Market.

If necessary to regain compliance with Nasdaq listing standards, we may, subject to approval of our Board of Directors and stockholders, implement a reverse stock split. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements. If our common stock were to be delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

The delisting of our common stock could also result in an event of default under our loan and security agreement with K2 HealthVentures, LLC, in certain circumstances.

We are highly dependent on our key personnel. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management and particularly on the services of our scientific personnel, including Theodore (Ted) Ashburn, M.D., Ph.D., our President and Chief Executive Officer, and John Goldberg, M.D., our Chief Medical Officer. We believe that their drug discovery and development experience and overall biopharmaceutical company management experience would be difficult to replace. Any of our executive officers could leave our employment at any time as all of our employees are “at-will” employees. Christophe Quéva, Ph.D., our former Chief Scientific Officer and Senior Vice President, Research, resigned from those roles in September 2022 to pursue other professional opportunities. Dr. Ashburn has assumed responsibilities for the company's research and development function and oversight of its research and development personnel. We currently do not have “key person” insurance on any of our employees. The loss of the services of our other executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in our research and development objectives and harm our business.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

License Agreement with NOF Corporation

On October 31, 2022, we entered into a license agreement with NOF Corporation, or NOF. Under the license agreement with NOF, or the NOF Agreement, we obtained a non-exclusive, worldwide (except with respect to China and other specified territories in Asia), sublicensable (subject to certain limitations) license from NOF under certain patent claims of NOF relating to NOF’s cationic lipid, or NOF Lipid, to develop, manufacture, and commercialize products made of or from NOF Lipid and a nucleic acid, or Oncorus Products, including ONCR-021. The NOF Lipid is one of multiple lipids that comprise the proprietary LNP associated with ONCR-021. NOF will supply NOF Lipid to be used for the development, manufacture and commercialization of Oncorus Products pursuant to a supply agreement to be negotiated and entered into by the parties.

The NOF Agreement provides for an initial license payment of $0.5 million to NOF upon signing, and we may be obligated to make milestone payments to NOF of up to approximately $25 million in the aggregate upon the achievement of specified development and regulatory milestones. In the event that more than one Oncorus Product achieves such milestones, or if an Oncorus Product achieves the specified milestones for additional indications, we will be obligated to make additional milestone payments between approximately $5 million and approximately $10 million for each such additional product and/or indication. We are also obligated to pay NOF royalties on net sales of Oncorus Products at a percentage in the low single digits, subject to standard reductions. The obligation to pay royalties under the NOF Agreement commences on the first commercial sale of the first Oncorus Product anywhere in the licensed territory, and expires on a jurisdiction-by-jurisdiction basis after a specified number of years following the first commercial sale of the first Oncorus Product anywhere in the licensed territory, or if later, the date upon which no licensed patent claim validly exists in such jurisdiction.

The NOF Agreement expires upon expiration of all royalty obligations. We may terminate the NOF Agreement for convenience upon prior written notice to NOF. NOF may terminate the NOF Agreement if we fail to pay any undisputed amount due under the NOF Agreement, or if NOF reasonably determines that we have not been engaged in any material activities for the development, manufacture or commercialization of any Oncorus Product for a specified period of time. Additionally, either party may terminate the NOF Agreement upon an uncured material breach by the other party, in the event of the other party’s insolvency, or if all clinical trials for the Oncorus Products in all jurisdictions in the licensed territory fail and/or all applications for regulatory approvals in all jurisdictions in the licensed territory are rejected, and it is reasonably determined that there is no possibility of further clinical trials or applications for regulatory approvals in any jurisdiction in the licensed territory being successful.

Nasdaq Compliance Notice

On November 1, 2022, we received written notice, or the Notice, from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our common stock for the last 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, or the Minimum Bid Price Requirement, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of our common stock on The Nasdaq Global Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until May

1, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 1, 2023, unless Nasdaq exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). There can be no assurance we will be able to regain compliance.

If we do not regain compliance with the Minimum Bid Price Requirement by May 1, 2023, we may be eligible for an additional 180 calendar day compliance period. To qualify, we must submit an application to transfer to The Nasdaq Capital Market and will be required to meet Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the requirement that listed securities maintain a minimum bid price. We would also need to provide written notice of our intention to cure the bid price deficiency during the second 180 calendar day compliance period.

If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We could seek review of such delisting determination by a hearing panel and also appeal a decision of such hearing panel to the Nasdaq Listing and Hearing Review Council. There can be no assurance that, if we were to appeal such a delisting determination, such appeal would be successful.

We intend to monitor the bid price of our common stock and will consider all available options to resolve the noncompliance with the Minimum Bid Price Requirement, including, subject to approval of our board of directors and stockholders, implementing a reverse stock split. There can be no assurance that a reverse stock split would be approved or would result in a sustained higher stock price that would allow us to meet the Minimum Bid Price Requirement or to otherwise remain in compliance with Nasdaq’s listing criteria.

Stock Option Grant

On November 1, 2022, we granted an option to purchase 150,000 shares of our common stock, or the Option, to Stephen W. Harbin, our Chief Operating Officer and Chief of Staff, under our 2020 Equity Incentive Plan. The Option is exercisable at a price per share equal to the closing price of our Common Stock on November 1, 2022, as reported by Nasdaq, which was $0.67, and vests as to 50% of the underlying shares on March 31, 2023, and the remaining 50% of the underlying shares on December 31, 2023, subject to Mr. Harbin’s continuous service through each applicable vesting date.

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

10.1

Second Amendment to Hampshire Street Lease by and between the Registrant and BMR Hampshire LLC, dated September 13, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report of Form 8-K (File No. 001-39575), filed with the SEC on September 14, 2022.

10.2*	Third Amendment to Lease Agreement by and between the Registrant and IQHQ-4 Corporate, LLC, dated September 26, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ONCORUS, INC.

Date: November 2, 2022	By:	/s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

ONCORUS, INC.

Date: November 2, 2022	By:	/s/ Richard Wanstall
Richard Wanstall
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)