Form 10-K
period 2022-12-31
Oncorus, Inc.
filed 2023-03-24
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (339) 240-3330

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2022 (the last business day of the Registrant's most recently completed second quarter) was $25.9 million, based on the closing price of the Registrant’s common stock on The Nasdaq Global Market on that date.

The number of shares of Registrant’s common stock outstanding as of March 20, 2023 was 26,095,363.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
the initiation, timing, progress and expected results of our preclinical studies and clinical trials for product candidates from our self-amplifying RNA platform, including our planned Phase 1 clinical trial of ONCR-021;
•
the potential therapeutic benefit of our therapies and their ability to improve upon existing immuno-oncology and RNA-based therapies;
•
the ability of our self-amplifying RNA platform to avoid the challenges associated with neutralizing antibodies;
•
our manufacturing capabilities and plans to manufacture our product candidates in-house, our good manufacturing practices, or GMP, compliant manufacturing facility and related operational timelines;
•
the timing of certain regulatory milestones, including the submission of an investigational new drug applications, or INDs, for ONCR-021 and ONCR-788, and our ability to receive the required regulatory approvals and clearances to successfully market and sell our products in the United States and certain other countries;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for product candidates from our self-amplifying RNA platform or any products we develop;
•
the commercialization of our product candidates, if approved;
•
the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements or partnerships;
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
•
the sufficiency of our existing funding and our ability to obtain additional funding for our operations including our ability to continue as a going concern; and
•
other risks and uncertainties, including those listed under the “Risk Factors” section of this Annual Report on Form 10-K.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Summary Risk Factors,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which investors should be aware before making a decision to invest in our common stock. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K, but a summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects includes the following:

•
We will require substantial additional capital to advance the development of our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our product development programs, potential commercialization efforts or other operations.
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
•
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
•
Following our decision to discontinue the Phase 1 clinical trial of ONCR-177, we do not currently have any product candidates in clinical development. This decision may adversely affect our business and future product development efforts.
•
Interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
We are subject to multiple manufacturing risks, any of which could substantially increase our costs, limit supply of our product candidates and result in delays in our planned clinical trials.
•
We have built out internal manufacturing capabilities at our facility in Andover, Massachusetts, which will be costly and time consuming and may not ultimately be successful.
•
We may not be successful in managing our manufacturing facility or satisfying manufacturing-related regulatory requirements.
•
Negative developments in the field of immuno-oncology, particularly with respect to viral immunotherapies, could damage public perception of our self-amplifying RNA and HSV platforms and our product candidates, which would adversely affect our business.
•
If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.
•
Our portfolio reprioritization and the associated workforce reduction announced in November 2022 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•
We are highly dependent on our key personnel. If we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
The market price of our common stock has been and is likely to continue to be volatile and fluctuate substantially.
•
If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted, which would harm our business and could have an adverse impact on the liquidity and trading price of our common stock and our ability to raise additional capital.
•
Market and economic conditions may negatively impact our business, financial condition and stock price.

PART I

Unless otherwise stated or the context otherwise indicates, references to “Oncorus,” the “Company,” “we,” “our,” “us,” or similar terms refer to Oncorus, Inc.

Item 1. Business.

Overview

We are a preclinical-stage biopharmaceutical company focused on the intravenous administration of self-amplifying RNA to transform outcomes for cancer patients. We believe that our product candidates have the potential to bring significant benefit to patients who are currently underserved by approved immuno-oncology therapies, including other viral immunotherapies and immune checkpoint inhibitors.

Our self-amplifying RNA immunotherapy platform improves upon key characteristics of this therapeutic class to enhance systemic activity. Our approach involves encapsulating genomes of RNA viruses known to kill cancer cells within a lipid nanoparticle, or LNP, creating a selectively self-amplifying vRNA immunotherapy to be administered intravenously, or IV. We believe this approach has the potential to avoid the rapid immune clearance caused by neutralizing antibodies otherwise observed to date with IV-administered oncolytic viruses, which is thought to have limited the effectiveness of RNA viruses in the clinic. Once inside the tumor, the viral RNA genome is first amplified via transcription and then instructs tumor cells to synthesize proteins via translation that then self assemble into infectious virions, which thereafter causes an immunogenic tumor cell lysis before daughter virions infect nearby tumor cells.

Our two product candidates from our self-amplifying RNA platform are ONCR-021 and ONCR-788. ONCR-021, our lead product candidate, is an IV administered viral RNA encoding an optimized genome of Coxsackievirus 21A, or CVA21, encapsulated within an LNP. We plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in mid-2023 to evaluate ONCR-021 in multiple indications, including non-small cell lung cancer, renal cell carcinoma, melanoma, and anaplastic thyroid cancer, both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We are also developing ONCR-788, which encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. Following the IND submission for ONCR-021 and pending the receipt of additional financing, which is not certain at this time, we may submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments. Alongside our self-amplifying RNA platform, we are also developing a proprietary LNP platform intended to efficiently deliver nucleic acids after both intramuscular and IV administration.

Our product candidate ONCR-177 is an intratumorally, or iTu, administered viral immunotherapy based on our oncolytic HSV-1 platform, which leverages the Herpes Simplex Virus type 1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. In November 2022, we announced our decision to discontinue our Phase 1 clinical trial of ONCR-177. We plan to present the results of the Phase 1 clinical trial in conjunction with a medical conference in 2023. Further development product candidates from our HSV platform, including ONCR-719, an armed HSV-1 engineered for viral entry via the EGFR receptor for the treatment of glioblastoma multiforme, or GBM, is dependent on our ability to obtain additional financing or enter into a partnership, collaboration, strategic alliance or licensing arrangement with a third party.

We plan to manufacture our product candidates at our manufacturing facility in Andover, Massachusetts. The facility is approximately 105,000 square feet, of which 41,000 square feet are specifically dedicated to processes that are compliant with good manufacturing practices, or GMP. We began process development activities at the facility in 2021 and, as of November 2022, construction was complete and the facility is currently fully operational. We have completed initial engineering batches of ONCR-021 at the facility, with additional engineering batches planned for the first half of 2023.

Our Pipeline

The status of our current product candidates from our self-amplifying RNA platform is shown in the table below. We have retained worldwide rights to all of our product candidates.

*Further development of ONCR-788 is contingent upon availability of future funding or entry into a strategic arrangement with a third party.

Our Founders, Leadership Team and Key Investors

Our company was co-founded by a team including MPM Capital executive partner Mitchell Finer, Ph.D., who has over three decades of experience in cancer immunotherapy, cell and gene therapy and regenerative medicine. Dr. Finer previously served as our chief executive officer, chief scientific officer and executive chairman and currently serves as chairman of our board of directors. Our HSV platform, including ONCR-177 and ONCR-719, is based upon the work of renowned scientist Professor Joseph Glorioso III, Ph.D. Professor Glorioso has conducted over four decades of research related to the basic biology and genetics of herpes simplex virus and is a pioneer in the design and application of HSV-1 gene vectors.

Our leadership team has extensive experience in developing and manufacturing oncology therapies, including advancing product candidates from preclinical research through clinical development and commercialization. Our President and Chief Executive Officer, Theodore (Ted) Ashburn, M.D., Ph.D., was previously Head of Oncology Development at Moderna Therapeutics, Inc. and Global Head of Leukine® (rhu GM-CSF) and Elitek®S/Fasturtec® (rasburicase) within Sanofi Oncology at Sanofi S.A., and also held multiple business development roles at Genzyme Corporation. John Goldberg, M.D., our Chief Medical Officer, is a pediatric oncologist who trained at the Dana Farber Cancer Institute with clinical development experience at both H3 Biomedicine Inc. and Agenus, Inc.

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

Our Focus—Unlock the Full Potential of RNA Therapeutics for Cancer

We believe that RNA therapeutics are the most promising modality available today to activate multiple arms of the immune system and improve outcomes for cancer patients. Self-amplifying viral RNA, or vRNA, selectively infects and destroys tumor cells and leverages key cell types from the patient’s innate and adaptive immune systems, resulting in a robust and durable anti-tumor response. In the process of directly killing the tumor, tumor-specific antigens and danger signaling molecules are released. These molecules recruit and activate the innate and adaptive immune responses to identify, attack and destroy tumors and to develop long-term immunity against such tumors. vRNA can also be engineered to express transgenes to further stimulate and prevent downregulation of the immune system. Self-amplifying vRNA has several properties that differentiates it from other anti-tumor therapies, which make it a particularly attractive addition to today’s anti-cancer arsenal, including the ability to:

▪
Selectively kill tumor cells. Self-amplifying vRNA can be designed to selectively kill tumor cells while sparing healthy cells. Tumor cells are often more vulnerable to killing by vRNA replication than healthy cells because tumors often have diminished innate immune defenses, creating an environment conducive to RNA replication.
▪
Create an inflammatory state that turns cold tumors hot. Following vRNA replication and subsequent tumor cell death, the cells release tumor-specific antigens and danger signals, which activate the innate immune system and promote inflammation within the tumor microenvironment. This in turn attracts both innate and adaptive immune cells to the area. Viral and RNA-based immunotherapies have been shown in the clinic to transform so-called cold tumors with low numbers of infiltrated immune cells into hot tumors with high numbers of infiltrated immune cells, which are more likely to respond to checkpoint inhibitors.
▪
Cause the release and presentation of tumor-specific antigens. The breadth of antigens that are presented by vRNA immunotherapy-induced tumor cell lysis, or tumor cell death, is far greater than that of other anti-tumor vaccine approaches that rely on single antigens or small collections of neoantigens. These antigens can then be presented by the recruited innate immune cells, such as macrophages and dendritic cells, to cells of the adaptive immune system to stimulate highly effective antigen-specific immunity. By activating the adaptive immune response, anti-tumor T cells can then identify and attack all tumors in the body in addition to forming immunologic memory, which can provide patients with durable protective immunity.
▪
Express transgenes within the tumor microenvironment that encode for immunostimulatory proteins. Viral RNA can be engineered to carry transgenes into tumors where they can be expressed in high concentrations. These transgenes have the ability to encode immunostimulatory cytokines, immune checkpoint antibodies and other proteins that can further amplify anti-tumor immune responses. The ability of vRNA to deliver potent immunostimulatory factors directly to tumors with minimal systemic exposure represents a powerful method of amplifying the initial immune response by both stimulating the infiltrating immune cells and preventing their suppression in tumors, leading to improved outcomes for cancer patients.

Our Self-Amplifying RNA Platform—A Novel Selectively Self-Amplifying RNA Strategy

Our pioneering IV-administered, self-amplifying RNA approach involves encapsulating the RNA genomes of viruses known to kill cancer cells (i.e., viral immunotherapies) in a lipid nanoparticle, or LNP, creating a vRNA/LNP immunotherapy.

This LNP delivery strategy evades the host immune response and allows for systemic distribution throughout the body to tumor sites. The LNP, which is intended to be less immunogenic than a natural viral capsid, is designed to overcome the challenges caused by neutralizing antibodies that have limited the efficacy of previous industry efforts to administer viruses intravenously to treat tumors.

Once inside the tumor cells, and as is the case with other viral immunotherapies, these genomes replicate and generate a burst of infectious virions that then spread locally and lyse adjacent tumor cells, as illustrated in Figure 1 below. In healthy cells, the innate immune system senses genomic replication, shuts down transcription, and no virions are produced.

Figure 1. Schematic representation of the mode of action of our self-amplifying RNA platform.

Current programs from our self-amplifying RNA platform, ONCR-021 and ONCR-788, are based on coxsackievirus A21, or CVA21, and Seneca Valley Virus, or SVV, respectively, which have both demonstrated acceptable safety and tolerability in early clinical trials conducted by others when virions have been administered IV, but where the efficacy was likely limited by the subsequent development of neutralizing antibodies.

We have demonstrated proof of concept of this approach in preclinical models showing that self-amplifying RNAs based on both CVA21 and SVV, when administered IV, are able to successfully deliver an RNA viral genome to tumors leading to the production of replication competent viruses within the tumors and the inhibition of tumor growth. Product candidates to be developed from our self-amplifying RNA platform will utilize shared formulation, regulatory and manufacturing strategies, allowing us to be more efficient in the development of subsequent product candidates.

In October 2022, we published preclinical data in the journal Nature Communications highlighting the potential of our self-amplifying RNA platform as a novel approach to treating cancer by enabling repeat IV administration. The data demonstrated that delivery of RNA encoding for the genome of a replication-competent virus encapsulated within an LNP enabled selective replication, virus assembly, viral spread and lysis of tumor cells, leading to potent anti-tumor activity even in the presence of virus-neutralizing antibodies in the bloodstream. These RNA constructs were well tolerated in preclinical models and resulted in tumor-specific in situ production of oncolytic virions, broad immune cell recruitment and tumor destruction. Activity was observed across multiple cancer models, including xenografts, PDX, GEMM and syngeneic models, with survival benefit observed in an orthotopic small cell lung cancer tumor model. Overall, these constructs were well tolerated after single or multiple IV doses in both mice and non-human primates. We believe these preclinical results support the potential of this modality to safely and effectively kill tumor cells and stimulate multiple arms of the immune system to better fight cancer.

We plan to submit an IND to the FDA in mid-2023 to evaluate ONCR-021 in multiple indications, including non-small cell lung cancer, renal cell carcinoma, melanoma and anaplastic thyroid cancer, both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. Following the IND submission for ONCR-021 and pending the receipt of additional financing, which is not certain at this time, we may submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments.

Our Self-Amplifying RNA Product Candidate Selection Criteria

In May 2021, we announced the nomination of our first product candidates from our self-amplifying RNA platform, ONCR-021 and ONCR-788. We selected genomes for development for our self-amplifying RNA platform based upon two factors, as discussed below:

▪
Clinical experience with these viruses. The foremost factor which drives our selection of viral genomes for our self-amplifying RNA platform has been clinical experience with these viruses demonstrating their tolerability after IV dosing in cancer patients as well as their ability to replicate in tumors. For example, both CVA21 and SVV have been well tolerated in clinical trials after IV dosing of infectious virions. Furthermore, these viruses were shown to replicate in patients’ tumors expanding on preclinical observation made for both CVA21 and SVV in animal models indicating that these viruses can lyse tumor cells. We believe these early viral immunotherapy product candidates would likely have been further advanced in the clinic if not for the emergence of neutralizing antibodies after the first one to two doses, which limit the ability of subsequently dosed virions to reach tumor sites.
▪
Technical feasibility. The identification of, and clinical utility of LNPs, has been driven by the need to intravenously deliver other therapeutics, typically nucleic acids such as RNA, to patients. The recent approval of patisiran, marketed as ONPATTRO® by Alnylam, provides validation that LNPs can be used to safely and effectively deliver nucleic acid therapies to patients through repeat IV administration. The synthesis of LNPs for tumor distribution requires the selection of viruses with genome sizes compatible with the loading capacity of an LNP. This has steered our selection of synthetic viruses for product development to oncolytic RNA viruses such as CVA21 and SVV.

ONCR-021—Our Lead Self-Amplifying RNA Immunotherapy Leveraging Synthetic CVA21

We are developing ONCR-021, a vRNA product candidate for repeat IV administration based on CVA21. We selected CVA21 for our first vRNA program based on a number of attractive properties such as clinical safety and tolerability after IV dosing in patients, ability to replicate in solid tumors, and its inability to insert into the host chromosome, eliminating the potential of insertional mutagenesis. CVA21 is a picornavirus that has broad tumor tropism, in particular for non-small cell lung cancer, or NSCLC, melanoma, kidney and other solid tumors. We intend to develop ONCR-021 for non-small cell lung cancer, renal cell carcinoma, melanoma, anaplastic thyroid cancer and hepatocellular carcinoma. In preclinical studies conducted by us and others, we observed that treatment with CVA21 resulted in significant tumor growth inhibition in mouse tumor models including NCI-H1299 and NCI-H2122 NSCLC cells and SK-MEL-28 melanoma cells.

Coxsackievirus A21 (CVA21)

Coxsackievirus A21 is a naturally occurring RNA virus that normally causes mild upper respiratory tract infections in humans. Most studies on coxsackievirus focus on the CVA21 kuykendall strain which is currently in clinical development for NSCLC by Merck as V937 (formerly CAVATAK).

In early clinical trials, V937 was well-tolerated when dosed either iTu or IV and associated with both local and distant tumor responses. In a Phase 2 clinical trial, iTu injections of V937 in patients with late-stage melanoma demonstrated durable objective responses in 21.1% of patients. Tumor biopsies of treated patients demonstrated the presence of virions and increased infiltration of immune cells in tumors. Clinical trials of IV administered V937 found that neutralizing antibodies developed against the virus after approximately five to seven days, resulting in a limited window where repeat IV doses could potentially be delivered effectively. Even with the development of neutralizing antibodies, V937 administered IV in combination with pembrolizumab generated an overall response rate of 23% in NSCLC. In December 2022, Merck announced its plans to discontinue clinical development of V937 in solid tumors, citing a pipeline re-prioritization. We have reviewed clinical data of other intratumoral therapies under development and, based on that review, we hypothesize that iTu delivery of V937 was insufficient to generate meaningful responses in advanced, disseminated solid tumor. Based on this review and findings from our preclinical data, we believe that IV delivery of V937 was hindered by the presence of neutralizing antibodies. Our preclinical data support our hypothesis that ONCR-021 can be delivered IV, repeatedly without loss of efficacy due to neutralizing antibodies.

ONCR-021 preclinical data

We selected a CVA21 viral strain, referred to as ONCR-CVA21 prior to candidate nomination, that demonstrates more potent oncolytic activity in cancer cell lines than the Kuykendall strain developed by Merck as V937. In preclinical studies, IV dosing of ONCR-021 resulted in tumor shrinkage in two xenograft models of NSCLC, including in the NCI-H1299 tumor model, as shown in Figure 2 below, which provides us with preclinical validation for our ONCR-021 program.

Figure 2. ONCR-021 demonstrated anti-tumor activity in an NCI-H1299 NSCLC tumor model when dosed IV twice every 7 days. ONCR-021 is more active than vRNA based on Kuykendall (V937) strain, formulated in the same LNP (n=8 per group; p<0.0001 for ONCR-021 versus PBS control or Kuykendall vRNA).

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

We plan to submit an IND to the FDA in mid-2023 to evaluate ONCR-021 in multiple indications, including non-small cell lung cancer, renal cell carcinoma, melanoma and anaplastic thyroid cancer, both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments.

Our Clinical Development Plan for ONCR-021

As shown in Figure 3, our Phase 1 clinical trial of ONCR-021 is being designed to evaluate the safety, tolerability and initial efficacy of ONCR-021 administered alone and in combination with a yet to be determined anti-PD-1 checkpoint inhibitor in the histologies noted below. We plan to conduct dose escalation in our Phase 1 trial with ONCR-021 to determine the recommended phase 2 dose, or RP2D, in patients with NSCLC, RCC, melanoma and anaplastic thyroid cancer. Once RP2D is determined, we plan to open monotherapy expansion cohorts for each of the histologies listed below, NSCLC, clear cell RCC, melanoma, and anaplastic thyroid cancer. Subject to our observation of monotherapy activity at RP2D, we plan to confirm safety the safety profile of ONCR-021 at RP2D in combination with an anti-PD-1 checkpoint inhibitor. Upon confirmation of safety, we plan to launch expansion cohorts of ONCR-021 in combination with an anti-PD-1 checkpoint inhibitor in frontline NSCLC and frontline melanoma. Subject to observations of safety, tolerability and efficacy in Phase 1 escalation and expansion cohorts, there is potential for accelerated approval and orphan drug designation in anaplastic thyroid cancer.

Figure 3. Clinical development plan for ONCR-021 in multiple histologies.

ONCR-788—Self-Amplifying RNA Leveraging SVV

In addition to ONCR-021, we are also developing ONCR-788 based on the Seneca Valley Virus RNA genome, or SVV. Following the IND submission for ONCR-021 and pending further financing, which is not certain at this time, we may submit an IND for ONCR-788 to enable its development in small cell lung cancer, or SCLC, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments.

We selected the SVV genome based on a number of attractive properties such as clinical safety and tolerability after IV dosing in patients, ability to replicate solid tumors, and its inability to insert into the host chromosome, eliminating the potential of insertional mutagenesis. SVV is a picornavirus that has tropism for several human tumor cell lines, in particular those with neuroendocrine features. Cancers with neuroendocrine features include SCLC and treatment-emergent small-cell neuroendocrine prostate cancer, or t-NEPC. In preclinical studies led by others, SVV was shown to result in complete and durable eradication of tumors in multiple mouse tumor models including NCI-H446 cells, and in a mouse model of medulloblastoma, SVV was shown to lead to increases in long term survival.

Past attempts by others at developing an SVV monotherapy as a treatment for cancer have been shown to demonstrate increases in viral titers as well as no dose limiting toxicities in patients treated with low doses of SVV. In these Phase 1 and 2 trials conducted by others, there was also evidence of selective viral replication in tumor tissue but not adjacent healthy tissue. These observations are consistent with what we believe is the ability of SVV to specifically target and replicate in tumor cells and to be well-tolerated after IV dosing. In these trials, patients who received SVV also developed neutralizing antibodies, resulting in rapid clearance of SVV from circulation, limiting the ability to deliver repeat doses effectively, which we believe has hampered the therapeutic potential of prior SVV candidates.

ONCR-788 preclinical data

In a preclinical study, an LNP-encapsulated SVV genome was administered IV in a mouse NCI-H446 model of human SCLC. As shown in Figure 4 below, we observed a significant reduction in tumor growth as compared to PBS and, as shown in Figure 5, the presence of neutralizing antibodies did not have a significant effect on the observed reduction in tumor growth.

Figure 4. ONCR-788 led to tumor growth inhibition in the NCI-H446 SCLC tumor model when dosed IV twice every 7 days (n=8 per group; p< 0.0001 ONCR-788 versus PBS).

Figure 5. Efficacy of ONCR-788 is not inhibited by SVV neutralizing antibodies. ONCR-788 leads to tumor growth inhibition in the NCI-H446 SCLC model when dosed IV in presence of either control or neutralizing SVV antibodies (Ab). By contrast, the efficacy of SVV virions dosed IV is inhibited by SVV neutralizing antibodies (n= 10 per group, p<0.0001 for Synthetic SVV + control Ab, Synthetic SVV + neutralizing Ab and SVV + control Ab vs. PBS or SVV + neutralizing Ab).

After IV dosing our LNP-encapsulated RNA genome, we examined multiple tissues from treated animals for the presence of negative-strand SVV RNA to assess the replication of our synthetic SVV in these tissues. Testing for the presence of negative-strand SVV RNA is a sensitive way of assessing the replication of ONCR-788, which is based on the fact that SVV is a positive-strand RNA virus that requires a negative-strand RNA as a replication intermediate. As illustrated in Figure 6 below, we found negative-strand RNA only in tumor tissue and not in the liver, demonstrating that RNA genomes were delivered to the tumor cells and resulted in the generation of fully infectious virions within the tumor, but did not replicate in tissues outside the tumor.

Detection of SVV Replicating Genomes

Figure 6. Replicative SVV intermediates, negative-strand RNA, are found in the tumors but not in liver. Each histogram represents a dosed animal. Neg = non-replicating vRNA control; OCR-788 = replicating SVV vRNA; cDNA = complementary DNA; (-)ssRNA = negative single strand RNA.

We believe that the ability of SVV to target neuroendocrine tumors as a monotherapy, as well as the potential for adding benefit in combination with immune checkpoint inhibitors or chemotherapy, could allow us to bring therapeutic benefit to patients for whom there are limited treatment options.

Our HSV Platform

We designed our HSV platform, including product candidates ONCR-177 and ONCR-719, to overcome the limitations in potency and in the ability to stimulate anti-tumor immunity that have both been encountered by previous viral immunotherapies and other immuno-oncology therapies. Therapies derived from this platform have the potential to address multiple types of tumors, including our ONCR-719 program designed to target brain cancer. Further development of ONCR-719 is dependent on a strategic partnership or additional financing.

Our Discontinued Phase 1 Clinical Trial of ONCR-177

In June 2020, we initiated a Phase 1 clinical trial of ONCR-177 in patients with several different types of solid tumors, including breast cancers and cutaneous tumors. We presented our preliminary findings from the Phase 1 clinical trial in November 2021 via a poster presentation at the 36th Annual Meeting of the Society for Immunotherapy of Cancer, or SITC. The presentation included data from 14 patients in the fully enrolled and completed dose escalation cohorts of the trial and five patients enrolled in the dose expansion monotherapy portion of the trial. In the fully enrolled and completed surface lesion dose escalation portion of the trial, we reported that ONCR-177, when administered to heavily pretreated patients with advanced, injectable solid tumors, was well tolerated with no dose-limiting toxicities as of the data cutoff date of November 8, 2021. No treatment-related adverse events exceeded Grade 2, and the most common Grade 1 and 2 adverse events were fatigue, chills, nausea, and mild, dose-dependent cytokine release syndrome, or CRS. No infectious virions were detected in skin swabs, consistent with our expectations with respect to ONCR-177's safety profile. As of November 8, 2021, after four weeks of monotherapy treatment with ONCR-177 at the recommended Phase 2 dose, or RP2D, of 4x108 PFU in 4 mL (receiving two doses of ONCR-177), three of eight evaluable patients (one with cutaneous melanoma, one with squamous cell carcinoma of the head and neck, or SCCHN, and one with mucosal melanoma) had demonstrated clinical benefit. These consisted of one partial response in the patient with cutaneous melanoma as measured by calipers per Response Evaluation Criteria in Solid Tumors, or RECIST; one investigator-reported clinical response in the SCCHN patient in their injected lymph node; and one reported stable disease in the patient with mucosal melanoma as measured by RECIST 1.1 with additional improvement in cancer-related symptoms. Several findings from this trial suggested immune stimulation of the tumor microenvironment following administration of ONCR-177, including mild, dose-dependent CRS in association with increased interferon-gamma (IFNγ) and T-cell proliferation in blood, as well evidence of tumor PD-L1 expression and immune cell infiltration.

We later initiated enrollment in the surface lesion dose combination expansion portion of the clinical trial. Patients in this portion of the trial received ONCR-177 in combination with Merck's KEYTRUDA® (pembrolizumab), an immune checkpoint inhibitor. In addition, we enrolled and dosed separate cohorts of patients with visceral tumors in the liver with the goal of showing additional safety data.

On November 30, 2022, we announced our plans to discontinue the Phase 1 clinical trial of ONCR-177 and our decision to reprioritize our product pipeline to focus on the development of our lead self-amplifying vRNA immunotherapy product candidate, ONCR-021. We plan to present the final results of the Phase 1 clinical trial of ONCR-177 in conjunction with a medical conference in 2023.

ONCR-719—Our HSV Immunotherapy Candidate for GBM

Leveraging the knowledge and experience gained through the development of ONCR-177, we also have additional preclinical stage programs within our HSV platform addressing both iTu and IV solutions to other unmet medical needs, including ONCR-719, our program designed to target GBM through iTu injection.

In November 2022, we announced the presentation of preclinical data for ONCR-719 in a poster at the 2022 Society for Neuro-Oncology (SNO) Annual Meeting alongside an update regarding product candidate selection criteria. ONCR-719 is a novel, armed oncolytic HSV-1 vector product candidate engineered with targeted entry via EGFR/EGFRvIII and expresses four immunomodulatory payloads designed to reverse GBM’s immunosuppressive tumor microenvironment. In addition, ONCR-719 is derived from a potent HSV-1 isolate to drive oncolysis, is engineered with fusogenic mutations to enhance viral spread, and uses our clinically validated microRNA attenuation strategy to inhibit viral replication in healthy cells. We leveraged our knowledge of mRNA expression to engineer an attenuation strategy designed to protect healthy brain tissue and select a combination of payloads that address the specific drivers of immune suppression in brain cancer.

Highlights from the preclinical poster presented at the 2022 SNO Annual Meeting describing ONCR-719 include:

•
Minimal expression of HSV-1 virus entry receptor, NECTIN-1, on human GBM samples suggests targeted oncolytic viruses are required to effectively treat human GBM tumors.
•
ONCR-719 has been engineered to enter tumor cells using either EGFR/EGFRvIII or NECTIN-1 as an entry receptor, thereby increasing virus tropism for GBM tumors.
•
EGFR-targeting and engineered fusogenic mutations in ONCR-719 enhance virus spread and tumor immunogenicity by driving syncytia formation in human GBM tumor cell lines.
•
ONCR-719 is engineered to include IL-12, an anti-PD-1 nanobody, 15-hydroxyprostaglandin dehydrogenase, or HPGD, and a novel macrophage modulating-Fc enhanced antibody. These payloads confer enhanced T cell recruitment and activation and target the immune suppressive macrophages and myeloid cells in the tumor microenvironment. Multiple payloads or transgenes were screened using in vivo orthotopic GBM models to identify immune-modulatory payloads to target the GBM microenvironment.
•
Together, EGFR/EGFRvIII targeting, oncolytic potency, and incorporation of rationally designed payloads within ONCR-719 leads to enhanced anti-tumor activity in preclinical orthotopic GBM models.
•
ONCR-719 is engineered for safety in the central nervous system using multiple CNS-specific microRNA targets our platform technology, which we believe will engineer product candidates to successfully limit viral replication in healthy cells in the clinic. When ONCR-719 was injected intracranially in an HSV-1 sensitive mouse, ONCR-719 demonstrated a greater than 50,000-fold tolerability window compared to the unattenuated strain.

ONCR-719 is specifically designed to treat GBM, the most frequent and aggressive form of brain cancer. GBM, with its typically poor prognosis, represents a particularly acute unmet medical need. In the United States, it is estimated that there are approximately 18,000 newly diagnosed patients each year and 13,000 deaths annually. Newly diagnosed high-grade patients have a median overall survival of 15 to 17 months; the 5-year-overall survival rate is only 5.6%. For patients in which disease recurred the prognosis is much worse, with a median overall survival of 6 to 8 months, while in patients who failed treatment with temozolomide and bevacizumab, or equivalent salvage chemotherapy, overall survival is reported being as short as 3 to 4 months. The current FDA-approved therapies bevacizumab, carmustine wafer, NovoTTF-100A, and lomustine are only marginally effective in extending overall survival in patients with recurrent GBM. The initial results from other companies’ clinical trials with immune checkpoint inhibitors such as anti-PD-1 antibodies have not shown positive outcomes in patients with recurrent high-grade gliomas.

Our further development of ONCR-719 is dependent on our ability to obtain a strategic partner for the program or upon receipt of additional financing to support its development.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We compete in the highly competitive markets that address cancer and face significant competition from many sources, including pharmaceutical, biopharmaceutical and biotechnology companies, as well as universities and private and public research institutions. Any RNA-based therapeutics that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We are focused on developing next-generation RNA therapeutics for the treatment of cancer.

We are aware of other companies either marketing or focused on developing competing therapies for the treatment of cancer which generally fall into the following treatment groups:

▪
oncolytic viral immunotherapies, including Daiichi Sankyo's DELYTACT, which is approved in Japan for treating malignant glioma;
▪
other oncolytic viruses that are currently in development by companies such as Replimune, AstraZeneca, Chugai Pharmaceutical, Astellas, Candel Therapeutics, Transgene SA, HOOKIPA Pharma, and Seneca Therapeutics;
▪
approved immunotherapy antibodies and immunotherapy agents in clinical development, including antibody agents, bispecific T cell engagers, including those in development by Amgen, and immuno-oncology companies focused on cytokines and checkpoint inhibitors, such as Bristol-Myers Squibb, Merck & Co., Roche, Regeneron, Werewolf Therapeutics, and Asher Bio;
▪
cancer vaccines, including personalized vaccines and those targeting tumor neoantigens, including neoantigen therapies in development by companies such as BioNTech, Gritstone Oncology, Merck & Co., and Moderna Therapeutics;
▪
RNA-based therapeutics, including self-amplifying or self-replicating RNA, including those that encode immune stimulants, immune modulators, or target resistance genes, in development by companies such as Moderna Therapeutics, Strand Therapeutics, CureVac, Replicate Bioscience, and Kernal Biologics.
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

Manufacturing

We continue to invest in our internal development capabilities to establish in-house manufacturing expertise to support our pipeline. We expect to continue to invest to build proprietary processes that will enable us to be at a competitive advantage when manufacturing product candidates from our self-amplifying RNA platform programs, and expect that our product candidates and their components from our self-amplifying RNA platform will be manufactured in-house with minimal reliance on third-party CMOs. We intend to continue to rely on third party CMOs from time to time while establishing our own cGMP manufacturing facilities and thereafter for the production of cGMP-grade material in order to secure our supply chain for future production needs.

In December 2020, we entered into a lease agreement for approximately 88,000 square feet of manufacturing and office space in Andover, Massachusetts to support our advancing pipeline of product candidates. In November 2021, we entered into an amendment to our lease to increase the existing footprint of the facility to a total of approximately 105,000 square feet, 41,000 square feet of which is specifically dedicated to GMP compliant processes. We began process development activities at the facility in 2021 and, as of November 2022, construction was complete and the facility is currently fully operational. We have completed initial engineering batches of ONCR-021 at the facility, with additional engineering batches planned for the first half of 2023.

With respect to our discontinued Phase 1 clinical trial of ONCR-177, we transferred our processes to commercial CMOs based in the United States for production, labeling, packaging and distribution of our initial batches of clinical material. Through the development of ONCR-177 prior to November 2022, we focused on developing a full-scale manufacturing process intended to optimize production of clinical grade material through a closed, serum-free process.

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

As of February 21, 2023, our patent portfolio consisted of 17 issued U.S. patents, 21 pending U.S. patent applications, and 35 issued foreign patents and approximately 151 pending foreign applications. These patents and patent applications include claims related to our platforms, products, methods, manufacturing processes, and potential future products and developments, with expected expiry dates not earlier than between 2026 and 2043.

Self-Amplifying RNA Platform

As of February 21, 2023, our patent portfolio related to our self-amplifying RNA platform includes twelve patent families, which relate generally to synthetic virus compositions and methods of use in the treatment of various cancers.

We solely own these twelve patent families. Four families currently have applications pending in the United States and in foreign jurisdictions including Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. One family has application pending in the United States. Three families have pending PCT applications that will enter national stages between July 2023 and June 2024. These applications cover the compositions related to polynucleotides, expression of therapeutic payloads, nanoparticle formulations and dosage, bispecific payload molecules, diagnostic biomarkers and methods related to their manufacturing and use. We intend to file national phase applications in multiple jurisdictions, including the United States, Europe, Asia, and Central and South America. Any patents that may issue from these pending applications are expected to expire between 2039 and 2043, absent any patent term adjustments or extensions.

HSV Platform

As of February 21, 2023, our patent portfolio related to our HSV platform includes 13 owned or licensed patent families, which relate generally to the composition of our current and potential future products, and their methods of use.

We solely own six patent families, which include four issued U.S. patents, eight issued foreign patents, five pending U.S. patent applications, and pending foreign counterparts in Europe, Asia, Oceania, South Africa, Canada, and Central and South America. Two issued U.S. patents, which expire on January 27, 2037, include claims directed at particular microRNA-attenuated HSV vectors, expression of certain therapeutic payloads, and their methods of use in the treatment of cancer. The other two issued U.S. patents, which expire on June 30, 2037, include claims directed at HSV vectors comprising particular combinations of certain therapeutic payloads. The pending applications include additional claims for microRNA-attenuated HSV vectors including the HSV vector utilized in our HSV based product candidates, HSV vectors encoding particular therapeutic payloads, and their methods of use in the treatment of cancer. Patent applications are pending in these families in more than 17 jurisdictions worldwide, including Argentina, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore, South Africa and Taiwan. Any patents that may issue from these pending applications are expected to expire between 2037 and 2042, absent any patent term adjustments or extensions.

We have exclusively licensed from the University of Pittsburgh rights in three patent families related to HSV platform vectors, including certain glycoprotein modifications, a deletion of repeated HSV genes, certain micro-RNA-attenuated HSV vectors, and expression of certain therapeutic proteins from HSV vectors, and their methods of use. These patent families include eight issued U.S. patents, 17 issued patents in jurisdictions including Australia, China, Europe, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa, two pending U.S. patent applications and 16 pending foreign applications pending in various jurisdictions worldwide, including Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico, New Zealand and Singapore. Patents in these families are expected to expire between 2031 and 2037, absent any patent term adjustments or extensions. We have also exclusively licensed from Ospedale San Raffaele S.r.l. and Fondazione Telethon rights in one patent family related to micro-RNA attenuation of therapeutic payloads. This family includes six issued patents and seven pending applications in the U.S. and foreign jurisdictions. Patents in this family are expected to expire in 2026, absent any patent term adjustments or extensions. We have exclusively licensed from Northwestern University rights in one patent family related to mutations in the UL37 HSV gene. Patents in this family are expected to expire in 2036, absent any patent term adjustments or extensions. We have also exclusively licensed from WuXi Biologics Ireland Limited rights in one patent family related to novel PD-1 antagonist sequences. This family includes one Chinese patent and seven pending applications in the United States, China, Canada, Hong Kong, Taiwan, Europe and Japan. Patents in this family are expected to expire in 2039, absent any patent term adjustments or extensions. Finally, we have also exclusively licensed from Gaeta Therapeutics Ltd. rights in one patent family related to local delivery or expression of IL-12 with a systemic checkpoint inhibitor. This family includes six issued patents and six pending applications in the U.S. and foreign jurisdictions. Patents in this family are expected to expire in 2032, absent any patent term adjustments or extensions.

In November 2022, we began taking steps to align our patent portfolio with our re-focused research and development efforts outlined above. This included reducing the number of pending cases in certain of our HSV-related patent families. For example, we have allowed pending cases that claim priority to PCT/US2017/040354 to lapse in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Korea, Mexico, New Zealand, and South Africa, pending cases that claim priority to PCT/US2018/043938 to lapse in Australia, Brazil, China, Hong Kong, India, Israel, Korea, Mexico, New Zealand, Singapore, and South Africa, and pending cases that claim priority to PCT/US2018/067922 to lapse in the United States, Europe, and Japan. Furthermore, we are undergoing discussions with University of Pittsburg to allow pending cases that claim priority to PCT/US2014/062676 to lapse in Brazil, China, Hong Kong, India, Mexico, and Singapore.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Under the terms of the University of Pittsburgh Agreement, we made an initial license payment of $0.1 million. Additionally, we are required to pay a five-figure annual maintenance fee until net sales for the first licensed product are achieved and certain clinical and commercial milestone payments for the first product to achieve such milestones in an aggregate amount of $2.6 million. We are also obligated to pay a low single digit royalty on net sales of licensed products, subject to specified annual minimum royalties. The obligation to pay royalties under the University of Pittsburgh Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the expiry of the last valid claim of the licensed patents that cover such licensed product in such country. The royalty rate is subject to reduction in the event that it is necessary for us to obtain a license to any third-party intellectual property related to the licensed patents. We are also obligated to pay a percentage of non-royalty-related payments received by us from sublicensees.

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

Under the terms of the TIGET Agreement, we made an initial license payment of $0.1 million. Additionally, we are required to pay a high five-figure annual maintenance fee, and certain clinical and regulatory milestone payments for the first product to achieve such milestones on an indication-by-indication basis, which milestone payments are $3.9 million in the aggregate for the first indication and $5.7 million in the aggregate for each subsequent indication. We are also obligated to pay tiered royalties on net sales of licensed products ranging in the low-single digits. The royalty rates are subject to reduction in the event that it is necessary for us to obtain a license to any third-party intellectual property related to the licensed products. The obligation to pay royalties under the TIGET Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiry of the last valid claim of the licensed patents that cover such licensed product in such country. We are also obligated to pay a percentage of non-royalty-related payments received by us from sublicensees ranging from a mid-single digit to low double digits.

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

Northwestern Agreement

In December 2018, we entered into a license agreement with Northwestern University, or Northwestern, which was subsequently amended in September 2019 and December 2022. Under the license agreement with Northwestern, or the Northwestern Agreement, we obtained an exclusive, worldwide license under certain patents of Northwestern, Trustees of Tufts College and NUTech Ventures and a non-exclusive, worldwide license under certain know-how of Northwestern, Trustees of Tufts College and NUTech Ventures, in either case to make, have made, use, import, offer for sale and sell oncolytic viruses for use in the treatment or prevention of cancer in animals or humans, which use specifically excludes diagnostics, human and animal vaccine development and use, and veterinary use. We have the right to grant sublicenses of the foregoing license subject to certain limitations. We are required to use efforts to meet certain development milestone regarding licensed products.

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

Clinical Trial Collaboration and Supply Agreement with MSD International GmbH

In July 2020, we entered into a clinical trial collaboration and supply agreement, or the MSD Agreement, with MSD International GmbH, an affiliate of Merck & Co., Inc. (known as MSD outside the United States and Canada), to evaluate the safety and tolerability of ONCR-177 combined with Merck’s cancer immunotherapy KEYTRUDA (pembrolizumab), a humanized anti-human PD-1 monoclonal antibody, in our Phase 1 clinical trial in patients with solid tumors. The MSD Agreement provides that we conduct the trial at our own cost with MSD contributing its compound for use in the clinical trial without financial obligation to us, except that we may be required to reimburse MSD for the cost of its compound upon certain early termination events. The parties equally own the clinical data and inventions arising from the combination study, with the exception of inventions relating solely to each party’s compound class. The MSD Agreement will expire upon the delivery of a written report on the results of the study, unless earlier terminated or agreed by the parties.

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

Gaeta Agreement

In November 2021, we entered into a license agreement with Gaeta Therapeutics Ltd., or Gaeta, pursuant to which Gaeta has granted us an exclusive, worldwide sublicense under certain patent rights related to the local delivery or expression of IL-12 with a systemic checkpoint inhibitor to make and have made, use, have used, sell, offer for sale, export and import any products we develop that would otherwise infringe upon such patent rights when administered in combination with a checkpoint blockade agent in the field of oncolytic viral therapy. Gaeta is the licensee of these patent rights under a separate license agreement with the University of Zurich, or UZH, pursuant to which Gaeta is entitled to sublicense the patent rights and has agreed not to enter into (and to ensure that UZH not enter into) any further sublicense with respect to the patent rights in the field.

In connection with our entry into the license agreement with Gaeta, we paid Gaeta an up-front fee of $0.2 million. We are obligated to make certain additional milestone payments to Gaeta, including a low six-figure payment related to the achievement of a certain patent-related milestone in the United States, and certain clinical and regulatory milestone payments on a product-by-product and indication-by-indication basis, which milestone payments amount to $7.5 million in the aggregate for a given product or indication, with an additional annual payment in the low single-digit millions following regulatory approval of each product. We are also obligated to pay tiered royalties on cumulative net sales of all products ranging from the low to mid single-digit millions, up to $2.5 million in the aggregate for cumulative net sales in excess of a mid nine-digit threshold with additional payments in the mid single-digit millions thereafter upon the achievement of additional net sales milestones.

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

NOF Agreement

In October 2022, we entered into a license agreement with NOF Corporation, or NOF. Under the license agreement with NOF, or the NOF Agreement, we obtained a non-exclusive, worldwide (except with respect to China and other specified territories in Asia), sublicensable (subject to certain limitations) license from NOF under certain patent claims of NOF relating to NOF’s cationic lipid, or NOF Lipid, to develop, manufacture, and commercialize products made of or from NOF Lipid and a nucleic acid, or Oncorus Products, including ONCR-021. The NOF Lipid is one of multiple lipids that comprise the proprietary LNP associated with ONCR-021. NOF will supply the NOF Lipid to be used for the development, manufacture and commercialization of Oncorus Products pursuant to a supply agreement to be negotiated and entered into by the parties.

The NOF Agreement provides for an initial license payment of $0.5 million, which was paid to NOF upon signing, and we may be obligated to make milestone payments to NOF of up to approximately $25 million in the aggregate upon the achievement of specified development and regulatory milestones. In the event that more than one Oncorus Product achieves such milestones, or if an Oncorus Product achieves the specified milestones for additional indications, we will be obligated to make additional milestone payments between approximately $5 million and approximately $10 million for each such additional product and/or indication. We are also obligated to pay NOF royalties on net sales of Oncorus Products at a percentage in the low single digits, subject to standard reductions. The obligation to pay royalties under the NOF Agreement commences on the first commercial sale of the first Oncorus Product anywhere in the licensed territory, and expires on a jurisdiction-by-jurisdiction basis after a specified number of years following the first commercial sale of the first Oncorus Product anywhere in the licensed territory, or if later, the date upon which no licensed patent claim validly exists in such jurisdiction.

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

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

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
▪
the federal civil and criminal false claims, including the civil False Claims Act, or the FCA, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, former President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital

As of December 31, 2022, we had 64 full-time employees. Of these 64 employees, 50 employees were engaged in research and development. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware under the name Oncorus, Inc. in April 2015. Our principal executive office is located at 4 Corporate Drive, Andover, Massachusetts 01810. Our telephone number is (339) 240-3330. We completed our initial public offering in October 2020 and our common stock is listed on the Nasdaq Global Market under the symbol “ONCR.”

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

Risks Related to Our Financial Position, Indebtedness and Need for Additional Capital

We have a limited operating history. We have incurred significant losses since our inception and anticipate that we will incur significant and increasing losses for the foreseeable future and we may never achieve or maintain profitability.

We have a limited operating history, and we are early in our development efforts. Since our inception in April 2015, we have incurred significant operating losses. Our net loss was $77.4 million and $64.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $272.0 million. Since inception, we have devoted substantially all of our financial resources and efforts to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing and maintaining our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing clinical trials and supporting the build out of our manufacturing facility and capabilities. Our product candidates are still in the early stages of development, and we have not completed the development of or commercialized any product candidates to date. We expect to continue to incur significant and increasing operating losses for the foreseeable future. We expect that it will be several years, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur net losses and that our expenses will increase substantially if, and as, we:

•
advance our lead product candidate, ONCR-021, into Phase 1 clinical development;
•
continue the preclinical development of ONCR-788 and ONCR-GBM;
•
closeout our Phase 1 clinical trial for ONCR-177;
•
discover and develop new product candidates, and conduct research and development activities, preclinical studies and clinical trials for such new product candidates;
•
incur the costs associated with the manufacturing of preclinical, clinical and commercial supplies of our product candidates;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional personnel to support our business;
•
enhance our operational, financial and management information systems and personnel;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain regulatory approval; and
•
incur legal, accounting and other expenses operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining regulatory approval for product candidates and manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or even continue our operations.

We will require substantial additional capital to advance the development of our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our product development programs, potential commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2022, our cash and cash equivalents and investments were $62.2 million. In October 2020, we completed an initial public offering of our common stock, or IPO, which provided net proceeds of $88.3 million. In February 2021, we completed a follow-on public offering of our common stock, or the Follow-on Offering, which provided net proceeds of $53.0 million. In April 2022, we entered into a loan and security agreement with K2 HealthVentures, LLC, which provided us with $20.0 million in loan proceeds at closing, along with the potential to access additional proceeds, subject to our achievement of certain development, regulatory and time-based milestones.

We expect to continue to spend substantial amounts of capital to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval of any product candidate that we develop, we will require significant additional amounts of cash in order to launch new product candidates and programs and ultimately commercialize such product candidates either alone or in collaboration with others. In November 2022, we announced the discontinuation of our Phase 1 clinical trial of our product candidate ONCR-177 and a reprioritization of our product pipeline. Following this announcement, we are devoting significant capital towards the development of ONCR-021, including our plans to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in mid-2023. Further development of product candidates from our self-amplifying vRNA immunotherapy and HSV platforms is dependent on our ability to obtain additional financing or enter into strategic partnerships, of which no terms or conditions have been identified at this time.

Because the design and outcome of our ongoing, anticipated and any future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing ONCR-021 and our other product candidates and programs, and of conducting preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining marketing approvals for ONCR-021 and future product candidates we may develop if clinical trials are successful;
•
the costs associated with IND preparations and filings for ONCR-021, ONCR-788, ONCR-GBM and other product candidates that are currently in preclinical development;
•
the cost and timing of establishing, equipping, and operating our manufacturing facility
•
the costs associated with manufacturing clinical and commercial supplies of ONCR-021 and future product candidates for marketing approval and commercialization;
•
the emergence of competing cancer therapies and other adverse developments in our competitive landscape;
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
•
the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and
•
the impact of the COVID-19 pandemic and similar health crises, which may exacerbate the magnitude of the factors listed above.

We do not currently have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings and debt financings, or other sources financing such as collaborations, strategic alliances, licensing and other arrangements. Based on our current research and development plans, our cash and cash equivalents and investments at December 31, 2022 will enable us to fund our planned operating expenses and capital expenditure requirements into early 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of ONCR-021, ONCR-788, ONCR-GBM or any future product candidates.

Our existing cash and cash equivalents and investments will not be sufficient to complete development of ONCR-ONCR-021 oSr any other product candidate. Currently, further development of ONCR-788 and ONCR-719 is dependent on our ability to secure additional funding or a strategic arrangement with a third party. Accordingly, we will be required to obtain further funding to achieve our business objectives and to meet our stated milestones with respect to our current product candidates. Adequate additional funding may not be available to us on acceptable terms, or at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from macroeconomic factors outside of our control, such as recent and potential future bank failures, global geopolitical tension, the heightened inflation and rising interest rates, as well as the COVID-19 pandemic and other public health crises. If we are unable to raise additional funding in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could also be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of these events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have never generated any revenue from product sales and may never become profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with future partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates and programs. We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends heavily on our success in achieving a number of goals, including:

•
completing research regarding preclinical and clinical development of product candidates and programs, including ONCR-021, ONCR-788 and ONCR-GBM, and identifying and developing new product candidates;
•
submitting and opening an IND for ONCR-021 and progressing ONCR-021 into clinical development;
•
progressing ONCR-788, ONCR-719 and any future product candidates we may develop into clinical development;
•
obtaining marketing approvals for any product candidates for which we successfully complete clinical trials;
•
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
•
addressing any competing technological and adverse market developments;
•
identifying, assessing, acquiring and developing new product candidates and programs;
•
negotiating favorable terms in any collaboration, licensing, or other arrangements and performing our obligations under such arrangements;
•
maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•
attracting, hiring, and retaining qualified personnel.

Even if ONCR-021 or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such product candidate that we commercialize on our own or in collaboration with others. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate.

If we are successful in obtaining regulatory approvals to market ONCR-021 or any future product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories in which we gain marketing approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect, the labels for our product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient populations for treatment are narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if they are approved. If we are not able to generate revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We do not believe that our cash, cash equivalents and investments as of the date of this Annual Report on Form 10-K will be sufficient to enable us to fund our current operations for at least 12 months from the date of issuance of the financial statements included in this Annual Report on Form 10-K, and have therefore concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2022 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. See Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment and our auditors' report.

If we are unable to continue as a going concern, we might have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and it is likely that investors will lose all or a part of their investment. There can be no assurance that our current operating plan will be achieved in the time frame anticipated by us, or that additional funding will be available on terms acceptable to us, or at all. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

In April 2022, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV. At closing we borrowed $20.0 million in the first tranche under the Loan Agreement. We may borrow an additional $15.0 million based upon the achievement of certain time-based, clinical and regulatory developments, and an additional $10.0 million at the discretion of the lenders.

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

We are exposed to market risk from changes in interest rates. Our Term Loan with K2HV bears a variable interest rate equal to the greater of (i) 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The Federal Reserve has recently raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in interest rates by the Federal Reserve has and could in the future cause the prime rate to increase, which has and could in the future increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. As of March 10, 2023, a portion of our cash and cash equivalents were held in deposit and sweep accounts with SVB. On March 12, 2023, the FDIC, the Federal Reserve and the Department of the Treasury jointly announced that all assets held at SVB would be available to all customers commencing March 13, 2023.

The amounts held in the deposit accounts are in excess of the insurance coverage offered by the FDIC and we believe that the amounts in the cash sweep account continue to be our assets and not the assets of SVB. We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the FDIC, the loss of which would have a severe negative affect on our operations and liquidity.

Notwithstanding the resolution of SVB's closure in March 2023, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

Raising additional capital through securities issuances or other transactions may cause dilution to our stockholders and restrict our operations or require us to relinquish rights to our technologies or product candidates.

If we raise additional capital through the sale of equity or convertible debt securities or through other strategic transactions, the ownership interests of our existing common stockholders may be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our existing common stockholders. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through future offerings of equity or equity-linked securities. For example, in October 2020, we issued an aggregate of 6,557,191 shares of common stock in our IPO, and in February 2021, we issued 3,000,000 shares of common stock in our Follow-On Offering. Additionally, in November 2021, we filed a registration statement on Form S-3, or the Registration Statement, with the Securities and Exchange Commission, or SEC, pursuant to which we may offer up to $200 million in common stock, preferred stock, debt securities and warrants to the public, $50 million of which is allocated to our At-the-Market, or ATM, sales facility with Jefferies LLC. As of the date of this Annual Report on Form 10-K, we have not yet made any sales under our ATM facility with Jefferies. In addition, under our loan agreement with K2 HealthVentures, LLC, the lender may convert up to $5 million of their outstanding principal at any time at a conversion price specified in the loan agreement. Any future debt financings we undertake, if available, are likely to involve restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, or conversion features that have the potential to increase dilution to current stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties or through other strategic transactions, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. We could also be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves.

Our failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Securing additional financing could also require a substantial amount of time from our management and may divert a disproportionate amount of their attention away from daily activities, which may adversely affect our management’s ability to oversee the development of ONCR-021, ONCR-788, ONCR-GBM or any future product candidates.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. We were founded and commenced our operations in 2015, which to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing and winding down clinical trials and manufacturing scale-up activities. All of our research programs are still in preclinical development, and their risk of failure is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale therapy, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes approximately 10 to 15 years to develop a new therapy from the time it is discovered to when it is approved and available for treating patients. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from a company primarily focused on research and in the early stages of launching a clinical trial to a company capable of supporting clinical activities on a larger scale and commercial activities. We may not be successful in such a transition.

Risks Related to Product Discovery, Development and Regulatory Approval

Our product candidates are in the early stages of development, are not approved for commercial sale and might never receive regulatory approval or become commercially viable.

We are very early in our development efforts and all of our product candidates are in research or preclinical development. We have not completed the development of any product candidates. We currently generate no revenue from sales of our products and we may never be able to develop a marketable product. In June 2020, we commenced clinical development of ONCR-177, our first product candidate to enter into the clinic since our inception as a company. In November 2022, we announced that we were reprioritizing our product pipeline to focus on our lead self-amplifying vRNA immunotherapy product candidate, ONCR-021, with plans to submit an IND to the FDA in mid-2023 to evaluate ONCR-021 in patients with non-small cell lung cancer, renal cell carcinoma, melanoma and anaplastic thyroid cancer. Subject to FDA clearance, we plan to commence in-human studies of ONCR-021 shortly thereafter. We are currently in the process of winding down our clinical trial of ONCR-177.

Additionally, we have a portfolio of programs, including ONCR-GBM, another program from our HSV platform, which is currently in preclinical development, and another program from our self-amplifying RNA platform, ONCR-788, the further development of which is dependent upon additional funding for such programs. These additional programs may never advance to clinical-stage development. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or in collaboration with others, and we cannot guarantee that we will ever obtain regulatory approval for any of our product candidates. Before obtaining regulatory approval for the commercial distribution of our product candidates, we, or a future collaborator, must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

The success of ONCR-021 and our future product candidates will depend on several factors, including the following:

•
successful completion of preclinical studies and clinical trials;
•
effectively competing with other therapies that are currently or may in the future enter into clinical development, including those based on similar RNA-based technologies and those targeting the same cancers;
•
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
establishing, clinical and commercial manufacturing capabilities within our manufacturing facility in Andover, Massachusetts, or making arrangements with third parties for the same purpose, as necessary;
•
acceptance of INDs for our planned clinical trials or future clinical trials;
•
successful enrollment and completion of clinical trials;
•
successful data from our clinical trials that support an acceptable and competitive risk-benefit profile of our product candidates in the intended populations;
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

Following our decision to discontinue the Phase 1 clinical trial of ONCR-177, we do not currently have any product candidates in clinical development. This decision may adversely affect our business and future product development efforts.

We invested a significant portion of our efforts and financial resources in the programs from our HSV platform and our self-amplifying RNA platform, particularly in the development of ONCR-177. We commenced our Phase 1 clinical trial of ONCR-177 in June 2020, and released preliminary data from Part 1 of the trial in November 2021. In November 2022, we announced that we were reprioritizing our product pipeline to focus on our lead self-amplifying vRNA immunotherapy product candidate, ONCR-021, with plans to evaluate ONCR-021 in patients with non-small cell lung cancer, renal cell carcinoma, melanoma, anaplastic thyroid cancer and hepatocellular carcinoma. We are currently in the process of winding down our clinical trial of ONCR-177.

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

Since ONCR-177 is based on our HSV platform, our decision to discontinue its further clinical development may be perceived as a result of an underlying problem with our HSV platform, which may impede any future development efforts we undertake for product candidates that are based on this therapeutic approach, such as ONCR-GBM or other product candidates that we nominate from the HSV platform. The same risk applies to ONCR-021, ONCR-788 and other products developed from our self-amplifying RNA platform. Our decision to discontinue the further clinical development of ONCR-177 may have a negative effect on our ability to successfully launch and run future clinical trials, such as our planned clinical trial of ONCR-021, or may be perceived as a result of underlying problems affecting our self-amplifying RNA platform as well. We can provide no assurance that we will be successful at developing ONCR-021 or any future product candidates based on either product platform.

Products from our self-amplifying RNA platform are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of their clinical development.

We have concentrated all of our research and development efforts on product candidates based on our self-amplifying RNA platform and our HSV platform, each of which is novel. Our self-amplifying RNA platform has not yet produced a product candidate that has been tested in clinical trials. Our future success depends on the successful development of ONCR-021 from our self-amplifying RNA platform. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be resolved. Should we encounter challenges in the course of drug development, including unfavorable preclinical or clinical trial results, the FDA or foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of RNAs encapsulated in lipid nanoparticles. There are only three RNA/LNP therapeutics approved globally, patisiran (Onpattro), tozinameran (Comirnaty), and elasomeran (Spikevax). Any RNA/LNP therapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

Preclinical and clinical development involve a lengthy and expensive process with uncertain outcomes, and delays can occur for a variety of reasons outside of our control.

In order to obtain FDA approval to market a new biological product, we must demonstrate proof of safety, purity and potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence a clinical trial for ONCR-021 or any product candidate, we must complete extensive preclinical testing and studies that support our planned IND submission in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies or clinical trials and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies or clinical trials will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit an IND for ONCR-021 on the timeline we expect, if at all; we cannot be sure that submission of INDs or similar applications for ONCR-021 or any product candidates will result in the FDA or other regulatory authorities allowing clinical trials to begin; and we cannot be sure that our planned clinical trials will begin on time or that they will be completed on schedule.

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

We may experience delays in initiating or completing clinical trials, including the planned Phase 1 clinical trial for ONCR-021. We also may experience numerous unforeseen events during, or as a result of, any ongoing or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval for or commercialize any current or future product candidates, including:

•
delays or failures related to the COVID-19 pandemic, public health crises or other crises outside of our control, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols, or delays in the clinical supply chain;
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
•
we may experience manufacturing delays for clinical drug product produced in-house or through third-party CMOs;
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
•
statutes or regulations could be amended, or new ones could be adopted;
•
changes could be adopted in the regulatory review process for submitted product applications;
•
the cost of clinical trials of our product candidates may be greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;
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

We may not be able to initiate or continue clinical trials for ONCR-021 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or foreign regulatory authorities. In addition, some of our competitors may have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our inability to enroll sufficient patients for our anticipated and any future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which could have an adverse effect on our business, financial condition, results of operations, and prospects. In addition, disruptions caused by the COVID-19 pandemic or similar public health crises may increase the likelihood that we encounter patient enrollment difficulties.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

We commenced our Phase 1 clinical trial for our lead product candidate, ONCR-177, in June 2020, and released preliminary data from the monotherapy portion of the trial in November 2021. In November 2022, we announced that we were reprioritizing our product pipeline to focus on ONCR-021, with plans to submit an IND to the FDA in mid-2023 to evaluate ONCR-021 in patients with non-small cell lung cancer, renal cell carcinoma, melanoma and anaplastic thyroid cancer. We are currently in the process of winding down our clinical trial of ONCR-177. Other product candidates generated from our self-amplifying RNA platform, including ONCR-788, and from our HSV platform, including ONCR-GBM, are pending further funding.

We will be required to submit substantial preclinical findings to the FDA in order to support our IND submission for ONCR-021. ONCR-021 may not perform as we expect in clinical trials, may ultimately have a different or no impact on tumors, may have a different mechanism of action than we expect and, despite our preliminary results, may not ultimately prove to be safe and effective. The same risks apply to ONCR-788 and ONCR-GBM, if and when they enter the clinic.

The results of preclinical studies or early clinical trials for ONCR-021, ONCR-788 and ONCR-GBM, or any other product candidate we develop, may not be predictive of the results of later-stage clinical trials. As with ONCR-177, promising results from preclinical studies may not be predictive of sufficient clinical efficacy to warrant further development of the product candidate. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute our clinical trials to support marketing approval for our product candidates. Our experience in designing the clinical trial for ONCR-177 may not be predictive of our ability to design and execute on our planned clinical trial for ONCR-021. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and early clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

From time to time, we may publish interim topline or preliminary data from our ongoing clinical trials. For example, we announced preliminary data from our Phase 1 trial of ONCR-0177 in November 2021. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, as additional patients are dosed in monotherapy and in combination with other therapeutics and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Preliminary data that we expect to report from our planned clinical trial for ONCR-021 may not be predictive of future readouts, particularly as patients are scanned and data is analyzed from later stages of the trial. Adverse differences between interim or preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

To date, ONCR-177 is the only product candidate that we have tested in humans. In November 2021, we presented preliminary findings from Part 1 of our Phase 1 clinical trial of ONCR-177, including data from 14 patients in the fully enrolled and completed dose escalation cohorts and five patients enrolled in the dose expansion monotherapy portion of the trial. In the fully enrolled and completed surface lesion dose escalation portion of the trial, ONCR-177 administered to heavily pretreated patients with advanced, injectable solid tumors was well tolerated with no dose-limiting toxicities. As of the data cut-off date, no treatment-related adverse events exceeded Grade 2, and the most common Grade 1 and 2 adverse events were fatigue, chills, nausea, and mild, dose-dependent cytokine release syndrome, or CRS. No infectious virions were detected in skin swabs. We plan to explore preliminary safety and tolerability data in the planned clinical trial for ONCR-021 and any future clinical trial we conduct. However, initial results or other preliminary analyses or results of early clinical trials may not be predictive of the data we will receive as the trial progresses or the final trial results.

As we initiate clinical trials for ONCR-021 and any future product candidates we may develop, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after they are tested in large, Phase 3 clinical or pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, a Risk Evaluation and Mitigation Strategy, or REMS, or other strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

In addition to developing our product candidates as monotherapies, we also anticipate developing our product candidates for use in combination with certain immune checkpoint inhibitors. For example, ONCR-177 was administered to patients in our Phase 1 clinical trial in combination with the anti-PD-1 checkpoint inhibitor pembrolizumab, which is being supplied by Merck, pursuant to our clinical trial collaboration and supply agreement entered into in July 2020. In the future, we may enter into additional agreements for the supply of immune checkpoint inhibitors for use in connection with the development of one or more of our product candidates, including with ONCR-021. Our ability to develop and ultimately commercialize our product candidates used in combination with any immune checkpoint inhibitor or other therapy will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For our product candidates that may be used in combination with immune checkpoint inhibitors, the FDA may require us to use more complex clinical trial designs to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

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

A key part of our current strategy is to pursue clinical development of ONCR-021 and, pending receipt of further funding, additional product candidates based on our self-amplifying RNA platform and our HSV platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. In November 2022, in addition to our decision to reprioritize our product pipeline to focus on ONCR-021, we announced a reduction in our workforce by approximately 20 percent, primarily impacting our discovery research capabilities, with the remaining workforce solely focused on the clinical development of ONCR-021. We cannot provide assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our product candidates and future research efforts on specific indications and target markets. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we do not achieve our product development goals within the timeframes we announce publicly, the further development and commercialization of our product candidates may be delayed and our business may suffer.

Drug development is inherently risky and uncertain. We cannot be certain that we will be able to achieve the following milestones for ONCR-021 or any future product candidates within the timeframes we announce publicly:

•
complete IND-enabling preclinical studies or develop manufacturing processes and associated analytical methods that meet current good manufacturing practice, or cGMP, requirements in time to initiate clinical trials;
•
obtain sufficient clinical supply of our product candidates to support our anticipated or future clinical trials;
•
establish sufficient clinical trial sites and initiate clinical trials;
•
enroll and maintain a sufficient number of subjects to complete any clinical trials; or
•
analyze the data collected from any completed clinical trials.

The actual timing of our development milestones could vary significantly compared to our estimates, in some cases for reasons beyond our control. If we are unable to achieve our goals within the timeframes we announce, the further development and commercialization of our product candidates may be delayed and, as a result, the stock price of our common stock could fall and investors may lose all of their investment.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our potential future collaboration partners from obtaining approvals for the commercialization of ONCR-021 and any other product candidate we develop.

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

Risks Related to Manufacturing

We are subject to multiple manufacturing risks, any of which could substantially increase our costs, limit supply of our product candidates and result in delays in our planned clinical trials.

The process of manufacturing viral immunotherapies and their components, including vRNA-based therapeutics, is complex, time-consuming, highly regulated and subject to a variety of risks. Our supply of clinical drug product is subject to potential product loss during the manufacturing process, including loss caused by contamination, operator error, equipment failure or improper installation or operation of equipment, inconsistency in yields, variability in product characteristics, and difficulties in scaling the applicable production process. For example, we experienced manufacturing loss of ONCR-177 clinical supply caused by operator error in the course of our ONCR-177 clinical trial. We may experience additional manufacturing losses in the future with respect to ONCR-021 or other products we develop, notwithstanding our plans to manufacture ONCR-021 in house. In addition, anticipated yields of drug product based on studies conducted to date may not result in full-scale production that meets the requirements of our planned clinical trials. Factors associated with production yields, product defects and other supply disruptions could ultimately affect our development timelines and our ability to deliver on our product-specific milestones.

There are numerous other factors outside our control that could impact the manufacturing of our product candidates. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors. Any adverse developments affecting the manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product candidate batches that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

We may make changes to our manufacturing processes at various points during development for a number of reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, and other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our planned and future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Any of these events, if they were to occur, could substantially increase our costs or lead to delays in our clinical trials.

We have built out internal manufacturing capabilities at our facility in Andover, Massachusetts, which will be costly and time consuming and may not ultimately be successful.

In December 2020, we entered into a lease agreement for approximately 88,000 square feet of manufacturing and office space in Andover, Massachusetts to support our advancing pipeline of product candidates and to serve as an alternative to or in addition to our reliance on CMOs. In November 2021, we entered into an amendment to our lease to increase the existing footprint of the facility to a total of approximately 105,000 square feet. We plan to manufacture ONCR-021 at our Andover facility. We began process development activities at the facility in 2021 and, as of the date of this Annual Report on Form 10-K, construction at the facility is complete and we have initiated engineering batches for ONCR-021. We have not yet successfully manufactured a GMP batch for ONCR-021 at the facility.

Building out a complex manufacturing facility that is capable of supporting processes that are compliant with good manufacturing practices, or GMP, is a difficult undertaking, with several risks related to execution and qualification, any of which could result in manufacturing failures and supply shortages. If our Andover facility becomes inoperable for any reason, or if we fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. Our manufacturing capabilities could be affected by unforeseen cost overruns, unexpected delays, equipment failures, labor shortages, process failures, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

We will need to hire additional highly qualified personnel to manage our manufacturing operations and develop the necessary infrastructure to continue the development, and eventual commercialization, if approved, of our product candidates. We may encounter problems hiring and retaining the experienced technical, quality control, quality assurance and manufacturing personnel needed to operate our manufacturing processes and facilities, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

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

Operating our own manufacturing facility requires significant resources and management. We cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trial of ONCR-021 will begin or be completed on time, if at all. We may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance, manufacturing, technical or other qualified personnel. In addition, if we switch from our current CMOs to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical, analytical or clinical trials to bridge our modified product candidates to earlier versions. Failure to successfully operate our planned manufacturing facility could adversely affect the commercial viability of our product candidates.

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

Risks Related to Our Reliance on Third Parties

We have relied on contract manufacturing organizations, or CMOs, to supply components of and manufacture ONCR-177. The loss of these CMOs or their failure to meet their obligations to us could affect our ability to develop our product candidates in a timely manner.

We rely on a limited number of CMOs and previously entered into an agreement with a third-party CMO to manufacture ONCR-177 and supply the Phase 1 clinical trial material, in compliance with applicable regulatory and quality standards. Our proprietary manufacturing process is used by third-party contract manufacturers we direct for production of batches of clinical material for us. We expect to continue to rely on third-party CMOs, from time to time, to implement our proprietary process to manufacture our clinical supply for the foreseeable future. Any replacement of a third-party contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate clinical supply that meets the necessary quality standards may delay our development or commercialization.

Our reliance on third-party providers for certain manufacturing activities reduces our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations. Under certain circumstances, these third-party providers may be entitled to terminate their engagements with us. If a third-party provider terminates its engagement with us, or does not successfully carry out its contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, or if there are disagreements between us and a third-party provider, we may not be able to complete, or may be delayed in completing, the clinical trials required for approval of our product candidates or the preclinical studies required to support our future IND submissions. In such instance, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or available on acceptable terms, which would cause additional delay or increased expense prior to the approval of our future product candidates and would thereby have a negative impact on our business, financial condition, results of operations and prospects.

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

In addition, if we establish one or more collaborations, all of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K would also apply to the activities of any such future collaborators.

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

If we are successful in obtaining marketing approval from applicable regulatory authorities for ONCR-021 or any other product candidate that we successfully progress through clinical development, our ability to generate revenues from any such products will depend on our success in:

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

The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. There are several large biopharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of solid tumors, including viral immunotherapy and cancer vaccine approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of any product for which we receive marketing approval will depend on a number of factors, including:

•
the efficacy of our product candidates when tested in clinical settings both as a monotherapy and in combination with marketed checkpoint inhibitors or other therapies;
•
the commercial success of any checkpoint inhibitors or other therapies with which our product may be co-administered;
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

Negative developments in the field of immuno-oncology, particularly with respect to viral immunotherapies, could damage public perception of our self-amplifying RNA and HSV platforms and our product candidates, which would adversely affect our business.

The commercial success of our product candidates will depend in part on public acceptance of the use of viral immunotherapies and specifically viral RNA-based therapies to treat cancer patients. Adverse events in clinical trials of our product candidates, including ONCR-021, or in clinical trials of other companies developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies or with immune checkpoint inhibitors, could result in a decrease in demand for ONCR-021 or any other product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs.

As our product candidates consist of modified or synthetic viruses, adverse developments in anti-viral vaccines or clinical trials of other viral immunotherapy products may result in a disproportionately negative effect for ONCR-021 or our other product candidates as compared to other products in the field of immuno-oncology that are not based on viruses. Future negative developments in the field of immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for ONCR-021 or our other product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and protect our intellectual property rights for our technology and product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology, including our self-amplifying RNA platform, our HSV platform, and ONCR-021 and our other product candidates. We also rely in part on trade secret, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our technology and product candidates.

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

Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. If we are unable to obtain and maintain patent protection for our technology or for ONCR-021 or our other product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours in a non-infringing manner, and our ability to successfully commercialize ONCR-021 or our other product candidates and future technologies may be adversely affected. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

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

For the core technology in our self-amplifying RNA and HSV platforms, patent applications are pending at each of the U.S. provisional, Patent Cooperation Treaty, or PCT, and national stages with, minimally, filings submitted to the U.S., European Patent Conventions, or EPC, and Japan. As of February 21, 2023, our patent portfolio consisted of 17 issued U.S. patents, 21 pending U.S. patent applications, 35 issued foreign patents and approximately 151 pending foreign applications. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or our product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

We are a party to license agreements with entities including the University of Pittsburgh, Northwestern University, WuXi Biologics, Ospedale San Raffaele S.r.l. and Fondazione Telethon, Gaeta Therapeutics Ltd. and NOF Corporation, and we may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our current or future product candidates. These license agreements impose, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. For example, under our license agreement with the University of Pittsburgh, we are required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and must satisfy specified milestone and royalty payment obligations. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by the intellectual property under these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Our commercial success depends on our ability and the ability of any future collaborators to develop, manufacture, market and sell product candidates from our self-amplifying RNA and HSV platforms, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any other future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

Furthermore, in addition to developing ONCR-021 as a monotherapy, we also anticipate developing ONCR-021 in combination with the commercially available checkpoint inhibitors, similar to the approach with took with ONCR-177 and pembrolizumab. Pembrolizumab, while commercially available in the market, is covered by patents held by Merck. We may develop ONCR-021 and our future product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license or a sublicense. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with our product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process and to maintain patents after they are issued. For example, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents and patent applications often must be paid to the USPTO and foreign patent agencies over the lifetime of our licensed patents or any patents we own. In certain circumstances, we may rely on future licensing partners to take the necessary action to comply with these requirements with respect to licensed intellectual property. Although an unintentional lapse can be cured for a period of time by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to obtain and maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which could have a material adverse effect on our business.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect ONCR-021 and our other product candidates.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, in Europe, a new unitary patent system takes effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications and the maintenance, enforcement or defense of our issued patents. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of those product candidates in other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

•
the design or results of ongoing and planned clinical trials, as well as results from prior clinical trials;
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

Many of our employees, including our senior management team, were previously employed at, or consulted for, universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these individuals, including members of our senior management team, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment or consulting agreements, which assigned ownership of intellectual property relating to work performed under such agreements to the contracting third party. Although we endeavor to ensure that our employees do not use, claim as theirs, or misappropriate the intellectual property, proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used, claimed as theirs, misappropriated or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

We expect that product candidates generated from our self-amplifying RNA and HSV platforms will be regulated as biologics. We anticipate being awarded market exclusivity for each of our biological product candidates that is subject to its own BLA for 12 years in the United States, 10 years in Europe and significant durations in other markets. However, the term of the patents that cover such product candidates may not extend beyond the applicable market exclusivity awarded by a particular country. For example, in the United States, if all of the patents that cover our particular biological product expire before the 12-year market exclusivity expires, a third party could submit a marketing application for a biosimilar product four years after approval of our biological product, the FDA could immediately review the application and approve the biosimilar product for marketing 12 years after approval of our biological product, and the biosimilar sponsor could then immediately begin marketing. Alternatively, a third party could submit a full BLA for a similar or identical product any time after approval of our biological product, and the FDA could immediately review and approve the similar or identical product for marketing and the third party could begin marketing the similar or identical product upon expiry of all of the patents that cover our particular biological product.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the United States pharmaceutical industry. Since its enactment, there have been executive, judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Any new laws or regulations that result in additional reductions in Medicare and other healthcare funding could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

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

We have generated significant NOL carryforwards and research and development tax credits, or R&D credits, as a result of our incurrence of losses and our conduct of research activities since inception. As of December 31, 2022, we had federal and state NOL carryforwards of $176.2 million and $171.6 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. Our U.S. federal NOL carryforwards generated in taxable years beginning before January 1, 2018 will expire if not utilized beginning in 2035. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such U.S. federal NOLs is limited. As of December 31, 2022, we also had federal and state R&D credit carryforwards of $7.4 million and $4.0 million, respectively. Our federal R&D credit carryforwards begin to expire in 2035 and our state R&D credit carryforwards begin to expire in 2030. These R&D credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and R&D credits to offset its post-change income and taxes, respectively, may be limited. For purposes of these rules, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The application of these rules could limit the amount of NOLs or R&D credit carryforwards that we can utilize annually to offset future taxable income or tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Our NOL and R&D credit carryforwards are subject to review and possible adjustment by U.S. and state tax authorities.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, Tax Act, the CARES Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Act eliminated the option to deduct research and experimental expenditures for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations and the deductibility of expenses under the Tax Act, as modified by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Risks Related to Employee and Operational Matters

Our portfolio reprioritization and the associated workforce reduction announced in November 2022 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In November 2022, along with our portfolio reprioritization, we announced a reduction in workforce by approximately 25% in connection with the streamlining of our business to prioritize and focus on our lead asset, ONCR-021. The reduction in force was a component of our broader efforts to materially reduce our research and development expenses by focusing on key milestones and to limit progression of other costs to track our top line performance. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring and reprioritization efforts. If we are unable to realize the expected operational efficiencies and cost savings, our results of operation and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing ONCR-021 and other product candidates in the future.

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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is and will continue to be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.

Factors associated with the planned relocation of our operations to Andover, Massachusetts may have a negative impact on our business, results of operations and stock price.

In April 2022, we announced plans to relocate all of our operations to our approximately 105,000 square foot manufacturing facility in Andover, Massachusetts, which we successfully completed in the fourth quarter of 2022. Our relocation may have a negative impact on our business, results of operations and stock price. In particular, we may experience difficulties retaining our executive officers, key employees and our scientific and medical advisors as a result of our planned relocation due to travel limitations or other inconveniences or preferences, and we may experience difficulties finding suitable replacements for these key personnel, which could result in delays in our research, development and clinical objectives and ultimately harm our business.

We may experience difficulties in managing this growth, which could disrupt our operations and ultimately harm our business.

As of December 31, 2022, we had 64 employees, including 50 employees engaged in research and development. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize ONCR-021 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

The COVID-19 pandemic and other public health crises could materially and adversely affect our business, including the conduct of preclinical studies and clinical trials and our manufacturing efforts.

Our clinical development timelines could be negatively affected by COVID-19 or other public health crises, which could materially and adversely affect our business, financial condition and results of operations. As a result of the COVID-19 pandemic, or similar crises, and related governmental orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our preclinical studies, clinical trials, business, financial condition and results of operations. Potential disruptions might include but are not limited to:

•
delays or difficulties in enrolling patients in our clinical trials;
•
delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting health conditions or being forced to quarantine;
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
•
changes in regulations which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

The extent to which any pandemic may affect our preclinical activities, clinical trials, business, financial condition and results of operations is highly uncertain and cannot be predicted at this time.

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

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

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

Our stock price has been highly volatile since our IPO and particularly since we released preliminary data from the Phase 1 clinical trial of ONCR-177 in November 2021, and is likely to continue to be volatile. The stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the reporting company. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the impact of the COVID-19 pandemic and other market factors. The market price for our common stock may be influenced by many factors, including:

•
decisions we make with respect to our clinical trials, including our decision to discontinue the further clinical development of ONCR-177;
•
results from, and any delays in, our planned clinical trial for ONCR-021, our preclinical studies and any other future clinical development programs, including any delays related to supply chain issues, global health crises or other factors outside of our control;
•
actual or anticipated changes in estimates as to financial results, development timelines and other company milestones or recommendations by securities analysts;
•
results of clinical trials of product candidates of our competitors;
•
commencement or termination of partnership, collaboration, licensing or similar arrangements for our development programs;
•
announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•
failure or discontinuation of any of our development programs;
•
developments or setbacks related to drugs that are co-administered with any of our product candidates, such as immune checkpoint inhibitors;
•
the recruitment or departure of key personnel;
•
regulatory or legal developments impacting our business;
•
developments or disputes concerning our patent applications, issued patents or other proprietary rights;
•
fluctuations in the expenses related to the development of our current product candidates and any future product candidate we may develop;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
announcements or expectations of additional financing efforts or strategic transactions by us or involving us;
•
the perception that our stock may be delisted from Nasdaq;
•
sales of our common stock by us, our insiders or other stockholders;
•
expiration of any market stand-off or lock-up agreements to which our stockholders are a party;
•
changes in healthcare payment systems and healthcare regulations applicable to our business;
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

Our operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarter-over-quarter fluctuations. Our net losses, available cash, cash equivalents and investments and other operating results will be affected by numerous factors, including:

•
variations in the level of expense related to the ongoing development of our product candidates and preclinical development programs from our self-amplifying RNA platform and HSV platform;
•
variations in expenditures associated with the buildout and operation of our manufacturing facility in Andover, Massachusetts;
•
supply chain issues and other factors beyond our control affecting our quarterly forecasts and the expenses associated with our ongoing clinical trials and preclinical studies;
•
results of preclinical studies and future clinical trials, or the addition or termination of clinical trials, as such milestones relate to payments under our license agreement and similar arrangements;
•
our execution of any new collaboration, licensing, research or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
•
any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved, or any other significant litigation in which we may become involved;

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

Provisions in our corporate charter and our bylaws and provisions of Delaware corporate law may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which investors might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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
•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
require the approval of the holders of at least two thirds of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction that may be beneficial to stockholders. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in stockholders’ best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

Investors should not rely on an investment in our common stock as a source of dividend income. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their value of their common stock holdings, which may never occur, as the only way to realize any return on their investment.

Concentration of ownership of our shares of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 31, 2022, our directors, executive officers and holders of at least 5% of our outstanding common stock, including their respective affiliated persons and entities, together beneficially own a majority of our outstanding common stock. As a result, if this group were to act together, they would be able to control the outcome of matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

General Risk Factors

Unstable market and economic conditions may negatively impact our business, financial condition and stock price.

Market conditions such as inflation, volatile energy costs, geopolitical issues, unstable global credit markets and financial conditions could lead to periods of significant economic instability, diminished liquidity and credit availability, diminished expectations for the global economy and expectations of slower global economic growth going forward. Our business and operations may be adversely affected by such instability, including any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has created volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. Additionally, supply chain issues or rising costs of goods and services that we purchase, including raw materials or supplies used in manufacturing our product candidates and the conducting of our clinical and preclinical studies, or rising salary inflation to retain and recruit biotech talent, may have an adverse effect on our financial results in future periods.

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

We are exposed to the risk of fraud and other forms of misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, CMOs or CROs, and other personnel associated with our business. This misconduct could include intentional, reckless, negligent, or unintentional actions, including failures to: comply with applicable FDA regulations, provide accurate information to the FDA, properly calculate pricing information required by federal programs, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We are exposed to similar personnel risks under applicable anti-corruption, fraud and abuse laws, as well as securities laws and regulations applicable to publicly traded companies, including insider trading laws.

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

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability and be forced to limit the commercialization of any approved products and/or our product candidates.

The use of our product candidates in clinical trials, and the sale of any product for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials, including liability relating to the actions and negligence of our investigators, and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if ONCR-021 or any other product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

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

We believe we have sufficient insurance coverage in place for our business operations as they are currently conducted. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for all expenses or losses we may suffer as a result of product liability claims against us. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include clinical trials and the sale of commercial products if we obtain FDA or comparable foreign regulatory approval for our product candidates, but we may be unable to obtain such insurance at commercially reasonable prices, or at all. Failure to obtain and retain sufficient product liability insurance at a commercially reasonable cost could prevent or inhibit the commercialization of products we develop. On occasion, large judgments have been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. A successful product liability claim or series of claims brought against us could, if judgments exceed our insurance coverage, decrease our cash and materially harm our business, financial condition, results of operations, stock price and prospects.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against public companies following declines in the market prices of their securities. This risk is especially relevant for biopharmaceutical companies like us, which have experienced significant stock price volatility in recent years. We have experienced significant stock price decline since our IPO, particularly since we announced initial clinical data in our Phase 1 trial of ONCR-177 in November 2021. If we face securities litigation or other class action litigations, it could result in substantial costs and a diversion of management’s attention and our resources, which could materially harm our business, financial condition, results of operations, stock price and prospects.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The market for our common stock is reliant on and will rely on the research and reports that industry or financial analysts publish about us or our business. Since our IPO, certain of these analysts have downgraded their evaluations of our business and, in certain cases, ceased to cover our stock. If one or more of the analysts who currently cover our business further downgrade their evaluations of our business, or in the event we obtain additional coverage and one or more of the new analysts issues an adverse evaluation of our business, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to public company compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time and resources to these compliance initiatives. Moreover, we expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time consuming and costly than they were for us as a privately traded company or a newly public company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business. Moreover, these rules and regulations are often subject to new rulemaking and varying interpretations of existing rules and regulations and, as a result, their application to us in practice may evolve over time as new rules and regulations are promulgated and guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously, and (iv) pay-for-performance reporting requirements. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements in this report. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

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

We cannot predict if investors will find our common stock less attractive because we have chosen to rely on the exemptions and reduced disclosure obligations applicable to emerging growth companies and smaller reporting companies. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act and must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and thereafter recorded, processed, summarized and reported publicly within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of human or system errors or mistakes. For example, our directors or executive officers could fail to disclose a new relationship or arrangement thereby causing us to fail to make a required related party transaction disclosure or impacting our conclusions regarding director independence under applicable Nasdaq or SEC rules. Additionally, controls can be circumvented by the individual acts, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and may not be detected.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting, effective as of this Annual Report on Form 10-K. When we lose our status as an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and, if deficient, remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to maintain and continually reassess the adequacy of these internal controls, reporting systems and procedures.

We cannot guarantee that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located in Andover, Massachusetts, where we lease office, laboratory and manufacturing space. We entered into the lease for our Andover facility in December 2020 for approximately 88,000 square feet of manufacturing and office space to support our advancing pipeline of product candidates. In November 2021, we entered into an amendment to our lease to increase the existing footprint of the facility to a total of approximately 105,000 square feet. The lease terminates in December 2036, unless earlier terminated in accordance with its terms. Our total lease commitment is expected to be approximately $85 million over the 15-year term. We have two options to extend the term of the lease for the entire premises for a period of 10 years each.

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

Record Holders

As of March 1, 2023, there were approximately 43 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Results of Operations - An analysis of our financial results comparing the year ended December 31, 2022 to the year ended December 31, 2021.

Liquidity and Capital Resources - An analysis of changes in our consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies and those that require us to make subjective estimates and judgments.

Overview

We are a preclinical-stage biopharmaceutical company focused the intravenous administration of self-amplifying RNA to transform outcomes for cancer patients. We believe that our product candidates have the potential to bring significant benefit to patients who are currently underserved by approved immuno-oncology therapies, including other viral immunotherapies and immune checkpoint inhibitors.

Our Self-Amplifying RNA Platform

Our self-amplifying RNA immunotherapy platform improves upon key characteristics of this therapeutic class to enhance systemic activity. Our approach involves encapsulating genomes of RNA viruses known to kill cancer cells within a lipid nanoparticle, or LNP, creating a selectively self-amplifying vRNA immunotherapy to be administered intravenously, or IV. We believe this approach has the potential to avoid the rapid immune clearance caused by neutralizing antibodies otherwise observed to date with IV-administered oncolytic viruses, which is thought to have limited the effectiveness of RNA viruses in the clinic. Once inside the tumor, the viral RNA genome is first amplified via transcription and then instructs tumor cells to synthesize proteins via translation that then self assemble into infectious virions, which thereafter causes an immunogenic tumor cell lysis before daughter virions infect nearby tumor cells.

Our two product candidates from our self-amplifying RNA platform are ONCR-021 and ONCR-788. ONCR-021, our lead product candidate, is an IV administered viral RNA encoding an optimized genome of Coxsackievirus 21A, or CVA21, encapsulated within an LNP. We plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in mid-2023 to evaluate ONCR-021 in multiple indications, including non-small cell lung cancer, renal cell carcinoma, melanoma, and anaplastic thyroid cancer, both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We are also developing ONCR-788, which encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. Following the IND submission for ONCR-021 and pending the receipt of additional financing, which is not certain at this time, we may submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments. Alongside our self-amplifying RNA platform, we are also developing a proprietary LNP platform intended to efficiently deliver nucleic acids after both intramuscular and IV administration.

Our HSV Platform

Our product candidate ONCR-177 is an intratumorally, or iTu, administered viral immunotherapy based on our oncolytic HSV-1 platform, which leverages the Herpes Simplex Virus type 1, or HSV-1, a virus which has been clinically proven to effectively treat certain cancers. In November 2022, we announced our decision to discontinue our Phase 1 clinical trial of ONCR-177. We plan to present the results of the Phase 1 clinical trial in conjunction with a medical conference in 2023. Further development product candidates from our HSV platform, including ONCR-719, an armed HSV-1 engineered for viral entry via the EGFR receptor for the treatment of glioblastoma multiforme, or GBM, is dependent on our ability to obtain additional financing or partnership.

Manufacturing

We plan to manufacture our product candidates at our manufacturing facility in Andover, Massachusetts. The facility is approximately 105,000 square feet, of which 41,000 square feet are specifically dedicated to processes that are compliant with good manufacturing practices, or GMP. We began process development activities at the facility in 2021 and, as of November 2022, construction was complete and the facility is currently fully operational. We have completed initial engineering batches of ONCR-021 at the facility, with additional engineering batches planned for the first half of 2023.

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

We have funded our operations primarily through the sale of redeemable convertible preferred stock and from our initial public offering, or IPO, of our common stock in 2020 and a follow-on public offering of common stock in 2021. From inception through December 31, 2022, we raised an aggregate of $306.3 million in gross proceeds from sales of our equity securities.

At-the-Market Program

In November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, relating to the sale of shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies, acting as agent, in a series of one or more at-the-market equity offerings. Jefferies is not required to sell any specific amount but acts as our agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement will be sold pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on November 12, 2021. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2022, we have not sold any shares under the Sales Agreement.

Loan Facility

On April 1, 2022, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures, LLC, or K2HV, which provides for term loan commitments of up to $45.0 million in four potential tranches. As of December 31, 2022, we have borrowed a total of $20.0 million under the Loan Agreement.

The Loan Agreement contains a Subjective Acceleration Clause, or SAC, which allows K2HV to accelerate the maturity of the Loan Agreement. Based upon our significant operating losses as of December 31, 2022, we determined that we should classify our loan facility with K2HV, which would otherwise be classified as long-term debt, as a current liability on our consolidated balance sheet as of December 31, 2022.

Since inception, we have incurred significant operating losses. Our net losses were $77.4 million and $64.8 million for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $272.0 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

As of December 31, 2022, we had aggregate cash and cash equivalents and investments of $62.2 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into early 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments at December 31, 2022 will be sufficient to fund operations for at least twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K. We plan to address the existence of substantial doubt through capital sources such as collaborations with other companies or other strategic transactions; however, we currently do not have any committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. See “Liquidity and Capital Resources.” Our future viability is dependent on our ability to raise additional capital to finance our operations.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	YEAR ENDED DECEMBER 31,		CHANGE
	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$54,744	$44,682	$10,062	23%
General and administrative	21,793	20,136	1,657	8
Total operating expenses	76,537	64,818	11,719	18
Loss from operations	(76,537)	(64,818)	(11,719)	18
Total other income (expense), net	(885)	56	(941)	(1,681)
Net loss	$(77,422)	$(64,762)	$(12,660)	20%

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
	(in thousands)
Direct external expenses by program:
ONCR-177	$9,548	$11,357	$(1,809)
ONCR-021	12,624	2,668	9,956
ONCR-788	114	831	(717)
Platform development, early-stage research and unallocated expenses:
Employee compensation and related	16,366	14,624	1,742
External research, development and consulting	1,261	2,209	(948)
Laboratory supplies	2,639	3,698	(1,059)
Facility-related	7,802	6,301	1,501
Other expenses	4,390	2,994	1,396
Total research and development	$54,744	$44,682	$10,062

Research and development expenses increased from $44.7 million for the year ended December 31, 2021 to $54.7 million for the year ended December 31, 2022. The increase of $10.0 million, or 23%, was primarily the result of:

•
a $1.8 million decrease in direct external expenses for ONCR-177 due primarily to a decrease in CMO manufacturing costs as sufficient drug product to support the requirements of our Phase 1 clinical trial was manufactured in 2021;
•
a $9.2 million increase in direct external expenses for ONCR-021, which was attributable to extensive pharmacology, toxicology and translational medicine costs associated with pre-clinical development work to support our expected IND filing in mid-2023;
•
a $1.7 million increase in employee compensation costs, including salaries, bonus and benefits, due to a full year of employee compensation costs in 2022 from significant hiring in 2021;
•
a $0.9 million decrease in external research, development and consulting costs as costs in this category related to ONCR-021 and ONCR-788 are now being captured as program costs following respective candidate nominations in May 2021;
•
a $1.1 million decrease in laboratory supplies as costs in this category related to ONCR-021 and ONCR-788 are now being captured as program costs following respective candidate nominations in May 2021;
•
a $1.5 million increase in facility-related costs related to rent expense for additional space leased in 2022 at our manufacturing facility in Andover, Massachusetts; and
•
a $1.4 million increase in other expenses primarily related to increased license expense, depreciation related to our manufacturing facility and support costs related to our growth.

General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
	(in thousands)
Employee compensation and related expenses	$10,381	$8,711	$1,670
Professional service and consultant fees	8,651	8,846	(195)
Facility-related	1,186	529	657
Other expenses	1,575	2,050	(475)
Total general and administrative expenses	$21,793	$20,136	$1,657

General and administrative expenses increased from $20.1 million for the year ended December 31, 2021 to $21.8 million for the year ended December 31, 2022. The increase of $1.7 million, or 8%, was primarily the result of:

•
a $1.7 million increase in employee compensation costs, due to a full year of employee compensation costs in 2022 from significant hiring in 2021;
•
a $0.2 million decrease in professional service and consultant fees primarily related to decreased consultant costs to support our personnel and decreased recruiting costs since our hiring has moderated in 2022;
•
a $0.7 million increase in facility-related costs related to rent expense for additional space taken in 2022 at our manufacturing facility in Andover, Massachusetts; and
•
a $0.5 million decrease in other expenses primarily related to decreased support costs from consolidating our operations into one facility in 2022.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2022 decreased by $0.9 million compared to the year ended December 31, 2021. This decrease was primarily driven by interest expense recognized on our term loan with K2HV. We entered into this term loan agreement on April 1, 2022.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2022, we funded our operations with gross proceeds of $306.3 million from sales of our redeemable convertible preferred stock, our IPO and our Follow-on-Offering. As of December 31, 2022, our cash and cash equivalents and investments totaled $62.2 million.

Cash Flows

	YEAR ENDED DECEMBER 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(61,688)	$(49,824)
Investing activities	(33,008)	(32,730)
Financing activities	19,653	53,561
Net decrease in cash and cash equivalents	$(75,043)	$(28,993)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $61.7 million and was primarily related to our net loss for the period of $77.4 million, partially offset by non-cash charges consisting of depreciation and amortization of $3.6 million and stock-based compensation expense of $7.2 million. Our net cash used in operating activities also included a net source of cash of $5.1 million related to changes in operating assets and liabilities as follows:

•
a source of cash of $9.7 million from the reimbursement of certain tenant improvement allowances;
•
a net source of cash of $2.7 million from an increase in prepaid expenses and other current assets primarily due to a decrease in payments to vendors in advance of services being performed, including manufacturing materials and lower annual cost of directors and officers' insurance.
•
a net source of cash of $0.3 million from changes in the operating lease liability and associated right-of-use asset due to the difference in the timing of rent expense compared to rent payments;

•
a net source of cash of $0.6 million from an increase in accrued expenses and other liabilities primarily due to the timing of invoices and increased accrued compensation based on increased headcount in 2022; and
•
a net use of cash of $8.3 million from a decrease in accounts payable primarily due to an increase in activities and expense in 2022 compared to 2021 and the timing of invoices;

Net cash used in operating activities for the year ended December 31, 2021 was $49.8 million and was primarily related to our net loss for the period of $64.8 million, partially offset by non-cash activity consisting of depreciation and amortization of $1.9 million and stock-based compensation expense of $6.6 million. Our net cash used in operating activities also included a net source of cash of $6.4 million related to changes in operating assets and liabilities as follows:

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 and 2021 was $33.0 million and $32.7 million, respectively. The net cash used in investing activities in 2022 was associated with net purchases of investments of $13.1 million and purchases of leasehold improvements and laboratory equipment for our Andover facility of approximately $19.9 million. The net cash used in investing activities in 2021 was related to purchases of approximately $23.2 million of investments and $9.5 million of leasehold improvements and laboratory equipment for our Andover facility.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $19.7 million from net proceeds from borrowings under or term loan. Net cash provided by financing activities for the year ended December 31, 2021 was $53.6 million and primarily consisted of net proceeds from our Follow-on Offering.

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

As of December 31, 2022, we had cash, cash equivalents and investments of $62.2 million. We believe that, based on our current operating plan, our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into early 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern as we do not believe that our cash, cash equivalents and investments at December 31, 2022 will be sufficient to fund operations for at least twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K.

We plan to address the existence of substantial doubt through capital sources such equity or debt financings as well as collaborations strategic alliances or licensing arrangements with third parties; however, we do not currently have any committed sources of additional capital at this time. Our cash, cash equivalents and investments at December 31, 2022 will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, collaborations and licensing arrangements, or other sources of capital. Adequate additional financing may not be available to us on acceptable terms, if at all. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidate for such indications on suitable terms, on a timely basis or at all. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing in the future and, therefore, it is not considered probable that we will be able to raise the necessary additional capital when and as needed to alleviate the substantial doubt regarding our ability to continue as a going concern.

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

Our existing cash and cash equivalents and investments will not be sufficient to complete development of ONCR-021 or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when and as needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Further, if we exhaust our capital reserves more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we will be unable to proceed with development of some or all of our product candidates on expected timelines and will be forced to prioritize among them.

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

We determine the fair value of restricted common stock awards based on the fair value of our common stock on the date of grant.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2022:

AS OF DECEMBER 31, 2022	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$82,861	$4,850	$10,140	$10,757	$57,114
Total	$82,861	$4,850	$10,140	$10,757	$57,114

We have an operating lease for approximately 33,518 square feet (the “Pod 4 Portion”), approximately 54,666 square feet (the “Pod 5 Portion”), and approximately 17,150 square feet ("Pod 3 Portion") of a manufacturing facility located in Andover, Massachusetts, that also serves as our corporate headquarters. This lease expires in December 2036 and we have two options to extend the term of the lease for a period of ten years each. As of December 31, 2022, we have not exercised our options to extend the lease term for either lease and did not consider it reasonably certain that these options would be exercised. We agreed to provide the landlord with a $3.4 million letter of credit as support for our obligations under the Andover facility lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of $14.9 million. Due to the unpredictability of the payout of leasehold improvement reimbursements, the right-of-use asset has been adjusted on a prospective basis to reflect any payments relating to the lease incentive as construction related to these improvements is performed over the life of the lease. As of December 31, 2022, we had capitalized $37.7 million of leasehold improvement costs, of which $9.7 million was reimbursed through the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

We were also party to an operating lease in Cambridge, Massachusetts, which served as our corporate headquarters until September 2022. On September 13, 2022, we executed an amendment to our Cambridge lease which accelerated the lease termination date to November 15, 2022, from the previous date of January 12, 2024. In connection with this amendment, we remeasured the remaining lease liability and right-of-use-asset and recognized a gain of $0.5 million, which is included as a reduction of operating expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

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

Please also refer to Note 11, Leases and Note 12, Commitments and Contingencies for further discussion about our contractual obligations.

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

Inflation generally affects us by increasing our cost of labor, cost of material inputs and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 or 2021.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm (PCAOB Auditor ID: 42)	95
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	96
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and December 31, 2021	97
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and December 31, 2021	98
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021	99
Notes to Consolidated Financial Statements	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oncorus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncorus, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 24, 2023

ONCORUS, INC.

Consolidated Balance Sheets

(in thousands, except for par value data)

	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,709	$100,752
Investments	36,487	23,173
Prepaid expenses and other current assets	2,422	5,185
Total current assets	64,618	129,110
Property and equipment, net	44,360	23,233
Right-of-use asset	32,560	45,218
Restricted cash	3,437	3,437
Other assets	611	589
Total assets	$145,586	$201,587
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,694	$13,009
Accrued expenses	10,948	6,281
Lease liability - current portion	1,129	1,684
Term loan, net of debt discount	19,436	—
Total current liabilities	37,207	20,974
Lease liability, net of current portion	47,854	50,388
Other long-term liabilities	—	203
Total liabilities	85,061	71,565
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at December 31, 2022 and 2021; issued and outstanding — no shares at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at December 31, 2022 and 2021; issued and outstanding — 26,095 and 25,848 shares at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	332,583	324,620
Accumulated other comprehensive loss	(52)	(14)
Accumulated deficit	(272,009)	(194,587)
Total stockholders’ equity	60,525	130,022
Total liabilities and stockholders’ equity	$145,586	$201,587

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2022	2021
Operating expenses:
Research and development	$54,744	$44,682
General and administrative	21,793	20,136
Total operating expenses	76,537	64,818
Loss from operations	(76,537)	(64,818)
Other income (expense):
Interest income (expense)	(1,095)	65
Other income (expense)	210	(9)
Total other income (expense), net	(885)	56
Net loss	$(77,422)	$(64,762)
Comprehensive loss:
Net unrealized loss on investments	(52)	(14)
Comprehensive loss	$(77,474)	$(64,776)
Net loss per share —basic and diluted	$(2.99)	$(2.56)
Weighted-average number of common shares outstanding—basic and diluted	25,924	25,320

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPRENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2020	22,599,048	$2	$264,487	$—	$(129,825)	$134,664
Issuance of common stock in follow-on public offering, net of $4,017 in offering costs	3,000,000	1	52,982	—	—	52,983
Stock-based compensation expense	—	—	6,573	—	—	6,573
Vesting of restricted common stock	17,236	—	—	—	—	—
Exercise of options to purchase common stock	231,945	—	578	—	—	578
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(64,762)	(64,762)
Balance at December 31, 2021	25,848,229	$3	$324,620	$(14)	$(194,587)	$130,022
Stock-based compensation expense	—	—	7,211	—	—	7,211
Exercise of options to purchase common stock	35,278	—	64	—	—	64
Issuance of common stock under employee stock purchase plan	211,340	—	121	—	—	121
Issuance of warrants in connection with term loan	—	—	567	—	—	567
Other comprehensive loss	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(77,422)	(77,422)
Balance at December 31, 2022	26,094,847	$3	$332,583	$(52)	$(272,009)	$60,525

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2022	2021
Operating activities:
Net loss	$(77,422)	$(64,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,632	1,948
Stock-based compensation	7,211	6,573
Loss on disposal of assets	94	—
Non-cash interest expense related to term loan	535	—
Amortization of premium/discount on investments	(278)	24
Non-cash interest income	—	(30)
Gain on lease termination	(520)	—
Changes in:
Prepaid expenses and other current assets	2,700	(2,252)
Operating lease right-of-use asset	1,723	2,718
Tenant improvement allowance reimbursements	9,744	1,737
Accounts payable	(8,301)	1,529
Accrued expenses and other liabilities	573	1,526
Operating lease liability	(1,379)	1,165
Net cash used in operating activities	(61,688)	(49,824)
Investing activities
Purchase of property and equipment	(19,933)	(9,549)
Purchase of investments	(43,186)	(23,181)
Proceeds from maturities of investments	30,111	—
Net cash used in investing activities	(33,008)	(32,730)
Financing activities
Proceeds from exercise of options to purchase common stock	65	578
Proceeds from purchases of common stock under employee stock purchase plan	121	—
Proceeds from borrowings under term loan, net of issuance costs	19,467	—
Proceeds from issuance of common stock, net of issuance costs	—	52,983
Net cash provided by financing activities	19,653	53,561
Net decrease in cash, cash equivalents and restricted cash	(75,043)	(28,993)
Cash, cash equivalents, and restricted cash at beginning of period	104,189	133,182
Cash, cash equivalents, and restricted cash at end of period	$29,146	$104,189
Supplemental disclosure of operating cash flow information:
Cash paid for interest	$1,471	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$4,879	$11,447
Issuance of warrants in connection with term loan	$567	$—
Assets acquired under operating leases	$—	$8,301

The accompanying notes are an integral part of these consolidated financial statements.

ONCORUS, INC.

Notes to Consolidated Financial Statements

1. Nature of the Business and Liquidity

Oncorus, Inc. (the "Company") is a preclinical-stage biopharmaceutical company focused on the intravenous administration of self-amplifying RNA to transform outcomes for cancer patients. The Company believes that its product candidates have the potential to bring significant benefit to patients who are currently underserved by approved immuno-oncology therapies, including other viral immunotherapies and immune checkpoint inhibitors. The Company's approach involves encapsulating genomes of RNA viruses known to kill cancer cells within a lipid nanoparticle, creating a selectively self-amplifying vRNA immunotherapy to be administered intravenously. The Company’s operations to date have focused on organization and staffing, business planning, raising capital, acquiring and developing the Company’s technology, establishing the Company’s intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, commencing a clinical trial and manufacturing scale-up activities. The Company does not have any product candidates approved for sale and has not generated any revenue from product sales. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

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

Liquidity

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has incurred recurring losses since its inception, including a net loss of $77.4 million for the year ended December 31, 2022. In addition, as of December 31, 2022, the Company had an accumulated deficit of $272.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and investments as of December 31, 2022 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements which raises substantial doubt about the Company's ability to continue as a going concern, and the Company will need to obtain additional funding. The Company expects to finance its operations through potential public or private equity financings, debt financings, collaboration agreements, and or other capital sources. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the Company's current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

As of December 31, 2022, the Company had approximately $19.4 million in debt, net of debt discount, which is classified as a short-term liability on the Company's Consolidated Balance Sheet. For more details, see Note 7. Despite the debt's maturity date of April 1, 2026, the Company classified its debt obligations as a short-term liability based on the going concern disclosure in this Form 10-K and the Company's consideration of the subjective acceleration clause in its loan and security agreement.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company implemented a work-from-home policy allowing employees who can work from home to do so. The Company has transitioned back to in-office work for the majority of our employees. The Company has taken measures to secure its research and development project activities, while work in laboratories has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now becoming more frequent, and online and teleconference technology continues to be used regularly. Given the global impact and the other risks and uncertainties associated with the pandemic and other public health crises, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company continues to monitor guidance from the CDC and other relevant health regulatory authorities and may adjust its plans to the extent there are changes in such guidance. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Oncorus Securities Corporation. All intercompany transactions have been eliminated in consolidation. The Company has one operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, the estimated fair value of the Company’s common stock prior to its IPO and share-based awards utilized for stock-based compensation purposes, accrued expenses and amounts of expenses during the reported period, and determination of an incremental borrowing rate for any identified leases for which an implicit discount rate is not easily determinable. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Cash and Cash Equivalents

The primary objectives for the Company’s investment portfolio are the preservation of capital and maintenance of liquidity. The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2022 and 2021, cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government-backed securities and treasuries. Cash equivalents are stated at cost, which is substantially equivalent to fair value.

Restricted cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with an operating lease. As of December 31, 2022 and 2021, restricted cash consisted of $3.4 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's consolidated balance sheets.

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

	DECEMBER 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$25,709	$100,752
Restricted cash	3,437	3,437
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$29,146	$104,189

Investments

Short-term investments consist of commercial paper, corporate bonds, asset-backed securities, and U.S. Treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months, as current assets. As of December 31, 2022, all investments are classified as available-for-sale securities, which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized. Purchase premiums and discounts are amortized to interest income over the terms of the related securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method. The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. For the year ended December 31, 2022, the Company has not identified any other than temporary declines in fair value of its short-term investments.

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

ASSET TYPE	ESTIMATED USEFUL LIFE
Computer equipment and software	3-5 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Manufacturing equipment	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the Company's consolidated statements of operations as a component of other income (expense).

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the long-lived assets. If an impairment review were to be performed to evaluate a long-lived asset for recoverability, the Company would compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized if estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. For the years ended December 31, 2022 and 2021, the Company has not recorded any impairment losses on long-lived assets.

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

Net Loss Per Share

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the periods. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of common shares, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which we have reported net losses, diluted net loss per common share is the same as basic net loss per share, since dilutive common shares are not included if their effect is anti-dilutive.

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

In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments, which is codified in Topic 326. The ASU changes how entities will measure credit losses on Held-to-Maturity (HTM) and Available-for-Sale debt securities. After the adoption of ASU 2016-13 (Topic 326), additional disclosures are required for HTM debt securities. The standard is effective for annual periods beginning after December 15, 2022 since the Company is a Smaller Reporting Company. The Company is currently reviewing the provisions of this new pronouncement, but does not expect this guidance will have a material impact on its consolidated financial statements.

There have been no other issued accounting pronouncements other than those described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report, that will have a material effect on the Company's consolidated financial statements.

3. Cash Equivalents and Investments

The following tables summarize the amortized cost and fair value of our cash equivalents and investments (in thousands):

	DECEMBER 31, 2022
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS		GROSS UNREALIZED LOSSES		ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$19,881		$—		$—	$19,881
Total Cash Equivalents	$19,881	$		$		$19,881

Investments
Commercial paper	$25,094		$—		$—	$25,094
Corporate bonds	3,028		—		(13)	3,015
U.S. Treasury securities	8,417		—		(39)	8,378
Total Investments	$36,539	$			$(52)	$36,487

	DECEMBER 31, 2021
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$98,900	$—	$—	$98,900
Total Cash Equivalents	$98,900	$—	$—	$98,900

Investments
Commercial paper	$11,084	$—	$—	$11,084
Asset-backed securities	2,020	—	(2)	2,018
U.S. treasury securities	4,812	—	(8)	4,804
Corporate bonds	5,271	—	(4)	5,267
Total Investments	$23,187	$—	$(14)	$23,173

As of December 31, 2022, the Company held seven investments with unrealized losses. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of December 31, 2022.

There were no realized gains or losses recognized on investments for the year ended December 31, 2022. Interest on investments is recognized as interest income in the consolidated statements of operations and comprehensive loss.

All investments held as of December 31, 2022, were classified as available-for-sale securities and had contractual maturities of less than one year.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$19,881	$—	$—	$19,881
U.S. treasury securities	8,378	—	—	8,378
Commercial paper	—	25,094	—	25,094
Corporate bonds	—	3,015	—	3,015
Total Assets	$28,259	$28,109	$—	$56,368

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2021
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$98,900	$—	$—	$98,900
U.S. treasury securities	4,804	—	—	4,804
Commercial paper	—	11,084	—	11,084
Asset-backed securities	—	2,018	—	2,018
Corporate bonds	—	5,267	—	5,267
Total Assets	$103,704	$18,369	$—	$122,073

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

5. Property and Equipment, net

Property and equipment, net as of December 31, 2022 and 2021 consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Laboratory equipment	$6,512	$6,084
Computer equipment and software	730	478
Furniture and fixtures	1,399	769
Leasehold improvements	37,721	9,266
Manufacturing equipment	495	—
Fixed assets not yet placed in service	2,855	12,790
Total property and equipment, gross	49,712	29,387
Less accumulated depreciation	(5,352)	(6,154)
Total property and equipment, net	$44,360	$23,233

Depreciation expense was $3.6 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively, which is recognized included within operating expenses in the consolidated statement of operations and comprehensive loss.

6. Accrued Expenses and Other Long-Term Liabilities

At December 31, 2022 and 2021, accrued expenses and other long-term liabilities consisted of the following (in thousands):

	AS OF DECEMBER 31,
	2022	2021
Accrued research and development costs	$2,661	$1,474
Accrued leasehold improvement costs	4,079	999
Accrued compensation	2,612	2,697
Accrued professional fees	752	846
Accrued interest	198	—
Other accrued expenses	645	468
Total accrued expenses and other long-term liabilities	$10,948	$6,484

7. Term Loan, net of debt discount

On April 1, 2022, the Company entered into a loan and security agreement (the "Loan Agreement") with K2 HealthVentures LLC ("K2HV"), and together with any other lender from time to time party thereto, the “Lenders”), K2HV as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides term loan commitments of up to $45.0 million in four potential tranches: (i) a $20.0 million term loan funded on April 1, 2022, (the “First Tranche Term Loan”), (ii) a $5.0 million term loan commitment (the “Second Tranche Term Loan Commitment”), (iii) a $15.0 million term loan commitment (reduced to $10.0 million if a second tranche term loan is made) (the “Third Tranche Term Loan Commitment”), and (iv) a $10.0 million term loan commitment (the “Fourth Tranche Term Commitment”). The timing and availability of the tranche term loan commitments are subject to various conditions, including that no events of default have occurred. The availability period of the Second Tranche Term Loan Commitment ended on December 31, 2022. The availability of the Third Tranche Term Loan Commitment begins January 1, 2023 and ends no later than July 31, 2023 and is subject to the achievement of a clinical milestone event. The Fourth Term Loan Commitment availability ends May 1, 2024, unless the third tranche milestone is met, which would adjust such date to May 1, 2025. The Fourth Tranche Term Loan Commitment is subject to a satisfactory loan review by the Lenders who may provide the advances in their sole discretion, and is also subject to an additional 1% facility fee.

The facility carries a 48-month term with interest only payments for 24 months, subject to increase to up to 36 months upon the Company drawing on the Third Tranche Loan Commitment and no event of default having occurred. Subsequent to the interest-only period, the Company is required to make equal monthly payments of principal plus interest until the loans mature on April 1, 2026. The term loans bear a variable interest rate equal to the greater of 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The variable interest rate at December 31, 2022, was 11.75%. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 5.45% of the loans borrowed (the "Final Fee"), which is being accrued to interest expense over the term of the loan. The Company has an option to prepay the loans in whole, subject to a prepayment fee of 3% prior to the first anniversary of the April 1, 2022, funding date, 2% after the first anniversary but prior the second anniversary of the funding date, and 1% thereafter if prior to the maturity date.

The Lenders may elect at any time prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $5.0 million in principal amount, into shares of the Company's common stock at a conversion price of $2.2689, subject to customary beneficial ownership limitations.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions. Upon occurrence of an event of default, which includes the failure to maintain solvency and a subjective acceleration clause, the Company, at the Lender's request, may have to prepay the term loans in an amount equal to the sum of the (a) outstanding principal together with accrued interest, (b) prepayment fee, and (c) Final Fee. The subjective acceleration clause can be activated at the Lenders' discretion in the event of certain events or circumstances including a material adverse effect upon the prospect of repayment of any part of the amounts due to the Lenders. Based upon an assessment of this clause and the Company's going concern audit opinion and its significant operating losses, the Company determined that its otherwise long-term debt should be classified as a current liability on its consolidated balance sheet as of December 31, 2022.

Upon an event of default, a default interest rate of an additional 5.00% per annum may, at the Lender’s request, also be applied to the outstanding loan balances. The Lender’s right to demand prepayment of the term loan and/or require the default interest rate represent an embedded derivative of the term loan. The Company has determined that the fair value of this embedded derivative is de minimis as of December 31, 2022.

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase a number of shares of Common Stock equal to the quotient of 2.95% of the aggregate funded term loan amount divided by $1.5126, the exercise price, up to a maximum of 877,627 shares (the "Warrant"). The Warrant expires on April 1, 2032. The Warrant has been classified within equity since it (i) is indexed to the Company’s own equity and (ii) meets the equity classification conditions. As of December 31, 2022, the Warrant is exercisable for 390,056 shares of common stock. The Company allocated the proceeds between the term loan and the Warrant on a relative fair value basis, resulting in a discount on the term loan. The Loan Agreement and the Warrant each provide the Lenders with certain piggyback registration rights with respect to the shares of common stock issuable upon conversion under the Loan Agreement or upon exercise of the Warrant.

The Company incurred fees and issuance costs associated with the Loan Agreement of $0.5 million, which was capitalized as a reduction to the Term Loan balance. The Company recorded contractual interest expense related to the Loan Agreement of $1.5 million and additional interest expense related to the amortization of the debt discount and issuance costs and accretion of the Final Fee of $0.5 million in the year ended December 31, 2022. The effective interest rate at December 31, 2022, which includes the non-cash interest components noted above, was 15.25%.

Future principal debt payments on the Loan Agreement are as follows (in thousands):

	AS OF DECEMBER 31,
	2022	2021
2022	$—	$—
2023	—	—
2024	6,131	—
2025	10,161	—
2026	3,708	—
Total principal payments	20,000	—
Final Fee	1,090	—
Total principal payments and Final Fee	21,090	—
Less: Unamortized debt discount	(767)	—
Less: Unamortized debt issuance costs	(64)	—
Less: Unaccreted Final Fee	(823)	—
Term loan, net (current)	$19,436	$—

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

Restricted Stock

The Company issued restricted stock to its founders and certain officers of the Company. In general, the shares of restricted stock vest over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. As of December 31, 2022, all restricted stock awards were fully vested.

Common Stock Warrants

The Company issued warrants to purchase common stock in connection with a preferred stock financing in March 2016. These common stock warrants allow for the holders to purchase 71,544 shares of common stock at $1.21 per share. As of December 31, 2022, all of the common stock warrants were fully exercisable. The common stock warrants expire in 2031.

As described in Note 7, on April 1, 2022, the Company issued a warrant to K2HV to purchase 390,056 shares of common stock. This warrant expires in 2032.

Reserved Shares

The Company has reserved shares of common stock for the conversion or exercise of the following securities:

	DECEMBER 31, 2022	DECEMBER 31, 2021
Exercise of common stock warrants	949,171	71,544
Exercise of options to purchase common stock	4,391,207	3,681,793
Shares available for issuance under employee stock purchase plan	—	—
Shares available for issuance under equity incentive plans	2,680,248	2,132,067
Shares available for issuance under term loan conversion	2,203,711	—
Total	10,224,337	5,885,404

9. Equity Incentive Plans

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

On September 23, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective upon the execution of the underwriting agreement related to the IPO and serves as the successor to the 2016 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, cash awards, performance awards, and stock bonus awards. The number of shares reserved for issuance under the 2020 Plan will increase automatically on January 1 of each fiscal year, starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to 5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a lesser number of shares as may be determined by the board of directors (or an authorized committee thereof). On January 1, 2022, the board of directors authorized an increase in the number of shares reserved for issuance under the 2020 Plan by 1,292,458 shares of common stock. At December 31, 2022, there were 2,680,248 shares of common stock available for issuance under the 2020 Plan.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the execution of the underwriting agreement related to the IPO. The Company has initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of each fiscal year starting on January 1, 2021 and ending on and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a less number of shares for such increase. In December 2021, the board of directors determined that there would be no automatic increase in the number of shares of common stock reserved for sale under the ESPP in 2022. For 2023, the increase in the number of shares of common stock reserved for sale under the ESPP went into effect automatically on January 1, 2023.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions for the years ended December 31, 2022 and 2021 as noted in the following table:

	YEARS ENDED DECEMBER 31,
	2022	2021
Expected volatility	84.2% - 88.2%	81.4% - 88.3%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.3 - 6.2	5.3 - 10
Risk-free rate	1.5% - 4.2%	0.5% - 1.6%

Total stock-based compensation expense (including both stock option awards and restricted stock) was as follows:

	YEARS ENDED DECEMBER 31,
	2022	2021
	(in thousands)
General and administrative	$4,786	$4,240
Research and development	2,426	2,333
Total stock-based compensation	$7,211	$6,573

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

As of December 31, 2022, the Company determined that the requisite service period for two of the three tranches of this award is four years and recognized $0.4 million of stock-based compensation expense for the year ended December 31, 2022. Accelerated vesting was considered to be probable for one of the tranches as of December 31, 2022. Accordingly, the Company recognized stock-based compensation expense of $0.3 million for this tranche in the year ended December 31, 2022, which included a cumulative adjustment reflecting the retroactive application of the accelerated vesting.

A summary of stock option activity for the year ended December 31, 2022 is presented below:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2021	3,681,793	$10.84
Granted	2,040,368	$1.60
Exercised	(34,863)	$1.77
Canceled, expired, or forfeited	(1,296,091)	$7.61
Outstanding at December 31, 2022	4,391,207	$7.57	8.00	$—
Vested and expected to vest at December 31, 2022	4,391,207	$7.57	8.00	$—
Exercisable at December 31, 2022	1,867,964	$8.11	6.89	$—

The weighted average grant date fair value of options granted to employees, directors and non-employee consultants during the years ended December 31, 2022 and 2021 was $1.17 and $11.05, respectively. The total intrinsic value of stock options exercised was less than $0.1 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. Total unrecognized stock-based compensation expense related to stock options amounted to $11.2 million at December 31, 2022 and is expected to be recognized over a weighted-average period of 2.4 years.

The total fair value of restricted shares vested during each of the years ended December 31, 2022 and 2021 was less than $0.1 million.

10. Income Taxes

Total (benefit from) provision for income taxes for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Current income tax expense	$—	$—

Deferred income tax benefit	22,991	19,943
Valuation allowance for deferred tax assets	(22,991)	(19,943)
Deferred income tax expense, net	—	—

Total (benefit from) provision for income taxes	$—	$—

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	DECEMBER 31,
	2022	2021
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	5.8	6.1
Permanent differences - stock-based compensation	(1.1)	(0.4)
Research and development credit benefit	4.7	3.8
Change in valuation allowance	(30.4)	(30.5)
Effective income tax rate	— %	— %

The Company had a net loss for 2022 and 2021 and no income tax benefit has been recorded due to the full valuation allowance for deferred tax assets. The components of the Company’s deferred taxes at December 31, 2022 and 2021 are as follows (in thousands):

	DECEMBER 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards (federal and state)	$47,852	$41,610
Tax credits (federal and state)	10,583	6,967
Accrued expenses and other liabilities	393	316
Capitalized research and development expenditures	14,115	835
Intangible assets	437	322
Stock based compensation	1,901	1,499
Lease liabilities	13,382	14,226
Total deferred tax assets	88,663	65,775
Valuation allowance	(75,973)	(53,139)
Net deferred income tax assets	12,690	12,636
Deferred tax liabilities:
Fixed assets	(3,568)	(283)
Right-of-use assets	(8,895)	(12,353)
Debt discount amortization	(227)	—
Net deferred tax liabilities	(12,690)	(12,636)
Net deferred income taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred income tax assets. Accordingly, a full valuation allowance has been established against the net deferred income tax assets for each period presented. Management evaluates the positive and negative evidence at each reporting period. The valuation allowance was $76.0 million as of December 31, 2022 and $53.1 million as of December 31, 2021. The increase in the valuation allowance of approximately $22.9 million in 2022 was primarily a result of capitalized R&D expenses for tax and net losses generated with no corresponding financial statement benefit.

As of December 31, 2022, the Company had net operating loss (“NOLs”) carryforwards for federal income tax purposes of $176.2 million, of which $18.1 million will begin to expire in 2035, and approximately $158.1 million can be carried forward indefinitely. The Company also has $171.6 million of state net operating losses which expire at various dates through 2042. As of December 31, 2022, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $7.4 million and $4.0 million, respectively, which begin to expire in 2035 and 2030, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382 of the Code, at any time since inception, utilization of the NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or research and development tax credit carryforwards before utilization. Further, until a study is completed, and any limitation is known, no adjustments have been reflected in the deferred income tax asset for NOL carryforwards or credits.

For the year ended December 31, 2022, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts have been recognized as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred income tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company had no unrecognized tax benefits or related interest and penalties for the years ended December 31, 2022 and 2021.

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

The Company established a Massachusetts securities corporation in 2019. The securities corporation is taxed on its investment income at the rate of 1.32%. The income tax associated with investment income from the securities corporation was not material to the 2022 income tax provision.

11. Leases

The Company has an operating lease for approximately 33,518 square feet (the “Pod 4 Portion”), approximately 54,666 square feet (the “Pod 5 Portion”), and approximately 17,150 square feet ("Pod 3 Portion") of a manufacturing facility located in Andover, Massachusetts, that also serves as its corporate headquarters. This lease expires in December 2036 and the Company has two options to extend the term of the lease for a period of ten years each. As of December 31, 2022, the Company had not exercised its options to extend the lease term and did not consider it reasonably certain that these options would be exercised. The Company agreed to provide the landlord with a $3.4 million letter of credit as support for its obligations under the Andover facility lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of $14.9 million. Due to the unpredictability of the payout of leasehold improvement reimbursements, the right-of-use asset will be adjusted on a prospective basis to reflect any payments relating to the lease incentive as construction related to these improvements is performed over the life of the lease. As of December 31, 2022, the Company had capitalized $37.7 million of leasehold improvement costs, of which $9.7 million was reimbursed through the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

The Company was also party to an operating lease in Cambridge, Massachusetts, which served as its corporate headquarters until September 2022. On September 13, 2022, the Company executed an amendment to its Cambridge lease which accelerated the lease termination date to November 15, 2022, from the previous date of January 12, 2024. In connection with this amendment, the Company remeasured the remaining lease liability and right-of-use-asset and recognized a gain of $0.5 million, which is included as a reduction of operating expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company recognized total rent expense related to the leases described above of $5.2 million and $5.7 million, respectively. The amount of variable rent expense and rent for short-term leases for the years ended December 31, 2022 and 2021, was $3.1 million, and $2.4 million, respectively.

Other supplemental information related to leases is as follows:

(in thousands)	2022	2021
Weighted average remaining lease term	14.0 years	13.8 years
Weighted average discount rate	7.7%	8.1%
Cash paid for amounts included in the measurement of lease liabilities	$5,505	$1,777

Maturities of operating lease liabilities were as follows as of December 31, 2022 (in thousands):

Year	Amount
2023	$4,850
2024	4,995
2025	5,145
2026	5,299
2027	5,458
Thereafter	57,114
Total lease payments	82,861
Less imputed interest	(33,878)
Total lease liabilities	$48,983

Current portion	$1,129
Long-term portion	$47,854

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

NOF Corporation

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

The NOF Agreement provides for an initial license payment of $0.5 million to NOF upon signing, which will be recorded to research and development expense in October 2022. Additionally, the Company may be obligated to make milestone payments to NOF of up to approximately $25.0 million in the aggregate upon the achievement of specified development and regulatory milestones. In the event that more than one Oncorus Product achieves such milestones, or if an Oncorus Product achieves the specified milestones for additional indications, the Company will be obligated to make additional milestone payments. Such payments would be between approximately $5.0 million and approximately $10.0 million for each such additional product and/or indication. The Company is also obligated to pay NOF royalties on net sales of Oncorus Products at a percentage in the low single digits, subject to standard reductions. The obligation to pay royalties under the NOF Agreement commences on the first commercial sale of the first Oncorus Product anywhere in the licensed territory, and expires on a jurisdiction-by-jurisdiction basis after a specified number of years following the first commercial sale of the first Oncorus Product anywhere in the licensed territory, or if later, the date upon which no licensed patent claim validly exists in such jurisdiction.

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

13. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	YEARS ENDED DECEMBER 31,
	2022	2021
Outstanding stock options	4,391,207	3,681,793
Common stock warrants	461,600	71,544
Shares available for purchase under employee stock purchase plan	—	—
Potential conversion of note payable	2,203,711	—
Total	7,056,518	3,753,337

14. Retirement Plan

The Company has a tax-qualified employee savings and retirement plan under Section 401(k) of the Code, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions. The Company paid matching contributions of $0.4 million for the years ended December 31, 2022 and 2021.

15. Subsequent Events

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this Annual

Report of Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Information about our Executive Officers.”

Our board of directors has adopted the Oncorus, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. This includes our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The nominating and corporate governance committee is responsible for overseeing the Code of Business Conduct and Ethics and must approve any waivers of the Code of Business Conduct and Ethics for our employees, executive officers and directors. The Code of Business Conduct and Ethics is available on our website at investors.oncorus.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts (PCAOB Auditor ID: 42).The information required by Item 14 is incorporated herein by reference to the sections of the 2023 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements. The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a) (2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits.

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39575	3.1	October 6, 2020

3.2	Amended and Restated Bylaws	8-K	001-39575	3.2	October 6, 2020

4.1	Third Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of August 5, 2019, as amended November 18, 2019	S-1	333-248757	4.1	September 11, 2020

4.2	Form of Common Stock Certificate	S-1/A	333-248757	4.2	September 28, 2020

4.3	Form of Common Stock Warrant Agreement	S-1	333-248757	4.3	September 11, 2020

4.4	Description of Registrant’s Securities	10-K	001-39575	4.4	March 10, 2021

4.5	Warrant to Purchase Shares of Common Stock, by and between the registrant and K2 HealthVentures LLC, dated as of April 1, 2022	8-K	001-39575	4.1	April 5, 2022

10.1	Form of Indemnification Agreement between the registrant and its directors and officers	S-1	333-248757	10.1	September 11, 2020

10.2+	2016 Equity Incentive Plan, as amended	S-1	333-248757	10.2	September 11, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2016 Equity Incentive Plan, as amended	S-1	333-248757	10.3	September 11, 2020

10.4+	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for the 2016 Equity Incentive Plan, as amended	S-1	333-248757	10.4	September 11, 2020

10.5+	2020 Equity Incentive Plan	S-1/A	333-248757	10.5	September 28, 2020

10.6+	Form of Stock Option Grant Notice and Option Agreement for the 2020 Equity Incentive Plan	S-1/A	333-248757	10.6	September 28, 2020

10.7+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan	S-8	333-249425	4.9	October 9, 2020

10.8+	2020 Employee Stock Purchase Plan	S-1/A	333-248757	10.7	September 28, 2020

10.9+	Amended and Restated Employment Agreement by and between the registrant and Mitchell Finer, dated as of August 8, 2018, as amended November 14, 2018 and April 6, 2020	S-1	333-248757	10.11	September 11, 2020

10.10+	Letter Agreement by and between the registrant and Mitchell Finer, Ph.D., dated as of January 25, 2022	10-K	001-39575	10.10	March 9, 2022

10.11+	Amended and Restated Employment Agreement by and between the registrant and Theodore (Ted) Ashburn, M.D., PhD., dated as of October 6, 2020	S-1/A	333-248757	10.20	September 28, 2020

10.12+	Employment Agreement by and between the registrant and Steve Harbin, dated as of December 7, 2020	S-1	333-252896	10.12	February 9, 2021

10.13+*	Employment Agreement by and between the registrant and John M. Goldberg, M.D., dated as of February 11, 2022

10.14+	Employment Agreement by and between the registrant and Richard Wanstall, dated as of May 10, 2022	10-Q	001-39575	10.2	August 4, 2022

10.15†	License Agreement by and between the registrant, Ospedale San Raffaele S.r.l. and Fondazione Telethon, dated as of December 22, 2015, as amended June 30, 2017	S-1	333-248757	10.12	September 11, 2020

10.16†	Exclusive License Agreement by and between the registrant and the University of Pittsburgh, dated as of March 23, 2016, as amended June 30, 2016, November 4, 2016 and October 29, 2019	S-1	333-248757	10.13	September 11, 2020

10.17†	License Agreement by and between the registrant and Northwestern University, dated as of December 11, 2018, amended as of September 26, 2019	S-1	333-248757	10.16	September 11, 2020

10.18†*	Second Amendment to License Agreement by and between the registrant and Northwestern University, dated as of December 6, 2022

10.19†	License Agreement by and between the registrant and WuXi Biologics Ireland Limited, dated as of July 25, 2019	S-1	333-248757	10.17	September 11, 2020

10.20†	Royalty Transfer Agreement by and among the registrant, MPM Foundation and UBS Foundation, dated as of March 31, 2016	S-1	333-248757	10.18	September 11, 2020

10.21†	License Agreement by and between the registrant and Gaeta Therapeutics, Ltd., dated as of November 10, 2021	10-K	001-39575	10.21	March 9, 2022

10.22†*	License Agreement by and between the registrant and NOF Corporation, dated as of October 31, 2022

10.23	Hampshire Street Lease by and between the registrant and BMR-Hampshire LLC, dated as of May 10, 2016, as amended November 17, 2016	S-1	333-248757	10.19	September 11, 2020

10.24	Second Amendment to Hampshire Street Lease by and between the registrant and BMR-Hampshire LLC, dated as of September 13, 2022	8-K	001-39575	10.1	September 14, 2022

10.25	Lease Agreement by and between IQHQ-4 Corporate, LLC and the Company, dated as of December 29, 2020	S-1	333-252896	10.21	February 9, 2021

10.26	Amended and Restated First Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the registrant, dated as of October 25, 2021	10-Q	001-39575	10.1	November 3, 2021

10.27	Second Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the registrant, dated as of November 17, 2021	10-K	001-39575	10.25	March 9, 2022

10.28	Third Amendment to Lease Agreement by and between the registrant and IQHQ-4 Corporate, LLC, dated as of September 26, 2022	10-Q	001-39575	10.2	November 2, 2022

10.29*	Fourth Amendment to Lease Agreement by and between the registrant and IQHQ-4 Corporate, LLC, dated as of December 14, 2022

10.30	Open Market Sale AgreementSM by and between the registrant and Jefferies LLC, dated as of November 19, 2021	8-K	001-39575	10.1	November 19, 2021

10.31†	Loan and Security Agreement, by and among the registrant, K2 HealthVentures LLC and Ankura Trust Company, LLC, dated as of April 1, 2022	8-K	001-39575	10.1	April 5, 2022

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data

File because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†

Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

^

This certification is being furnished herewith solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCORUS, INC.

Date: March 24, 2023	By:	/s/ Theodore (Ted) Ashburn
Name: Theodore (Ted) Ashburn, M.D., Ph.D.
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore (Ted) Ashburn, M.D., Ph.D., Richard Wanstall and Brian Shea, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Theodore (Ted) Ashburn Theodore (Ted) Ashburn, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2023

/s/ Richard Wanstall Richard Wanstall	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2023

/s/ Mitchell Finer Mitchell Finer, Ph.D.	Chairman of the Board of Directors	March 24, 2023

/s/ Luke Evnin Luke Evnin, Ph.D.	Director	March 24, 2023

/s/ Douglas Fambrough Douglas M. Fambrough, III, Ph.D.	Director	March 24, 2023

/s/ Mary Kay Fenton Mary Kay Fenton	Director	March 24, 2023

/s/ Spencer Nam Spencer Nam	Director	March 24, 2023

/s/ Eric Rubin Eric Rubin, M.D.	Director	March 24, 2023

/s/ Barbara Yanni Barbara Yanni	Director	March 24, 2023