Form 10-K/A
period 2022-12-31
Oncorus, Inc.
filed 2023-05-01
CIK 1671818

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Oncorus, Inc. (the "Company," "Oncorus," "our," "us" or "we") is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Original Report"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023. We are filing this Amendment to provide the information required by Part III of Form 10-K that was omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of May 1, 2023:

Name	Age	Position(s)
Executive Officers
Theodore (Ted) Ashburn, M.D., Ph.D.	56	President, Chief Executive Officer and Director
John M. Goldberg, M.D.	50	Chief Medical Officer
Stephen W. Harbin	64	Chief Operating Officer and Chief of Staff

Non-Employee Directors
Mitchell Finer, Ph.D.	64	Chairman
Luke Evnin, Ph.D.	59	Director
Douglas M. Fambrough, III, Ph.D.	54	Director
Mary Kay Fenton	59	Director
Spencer Nam	53	Director
Eric Rubin, M.D.	64	Director
Barbara Yanni	68	Director

There are no family relationships among any of our directors or executive officers.

Executive Officers

Theodore (Ted) Ashburn, M.D., Ph.D. has served as our President and Chief Executive Officer and as a member of our Board since July 2018. Prior to joining us, he served as Head of Oncology Development at Moderna, Inc. from September 2017 until July 2018, where he was responsible for overall design, integration and execution of its clinical-stage oncology programs. From February 2016 until July 2017, Dr. Ashburn served as the Head of Operations of Caperna, a Moderna venture focused on personalized cancer vaccines. From December 2014 until February 2016, he served as Senior Vice President, Product Strategy and Operations at Dicerna Pharmaceuticals, Inc. From December 2006 to December 2014, Dr. Ashburn held various positions of increasing responsibility at Genzyme/Sanofi Oncology, including holding the position of global product leader for Leukine® and Elitek® in addition to various business development roles of increasing seniority. Dr. Ashburn holds an M.D. from Harvard Medical School, a Ph.D. in Organic Chemistry from Massachusetts Institute of Technology and a B.S. from Ball State University where he majored in Chemistry and obtained a minor in Computer Science. We believe Dr. Ashburn provides invaluable insight and guidance to our Board and our Company due to his extensive technical skills and executive-level leadership experience in the field of oncological biotherapeutics, as well as his operating and historical experience gained from serving as our President and Chief Executive Officer.

John M. Goldberg, M.D. has served as our Chief Medical Officer since February 2022 and prior to that as our Senior Vice President, Clinical Development beginning in October 2018. Prior to joining us, he served as the Senior Medical Director at H3 Biomedicine Inc., a developer of genomics-based cancer therapies, from November 2016 until October 2018, Medical Director at Agenus, Inc., a publicly traded biotechnology company, from July 2015 until November 2016, and as the Director of Pediatric Oncology Early Phase Clinical Trials, including leading the pediatric oncology Phase 1 program, at the University of Miami, Miller School of Medicine from 2008 until July 2015. Dr. Goldberg has extensive experience in the design, oversight and conduct of first-in-human clinical oncology trials of neo-antigen vaccines, dendritic cell vaccines and GVAX® (a cell-based granulocyte macrophage-colony stimulating factor gene-transduced tumor vaccine), as well as the design, oversight and conduct of clinical trials of checkpoint inhibitors and costimulatory agonists. He is a pediatric oncologist with 14 years of experience treating children with cancer and enrolling patients to Phase 1 trials. Dr. Goldberg served as a fellow and a junior faculty member at the Dana-Farber Cancer Institute from 2002 until 2008 and as a Pediatric Resident at the University of Rochester from 1999 until 2002. Dr. Goldberg holds a M.D. from the University of Massachusetts Medical School and an A.B. in Biological Sciences from the University of Chicago.

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

Non-Employee Directors

Mitchell Finer, Ph.D., a co-founder of our Company, has served as Chairman of our Board since January 2022, after previously serving as Executive Chairman beginning in July 2018, and as a member of our Board since January 2016. From January 2016 until June 2018, Dr. Finer served as our Chief Executive Officer and our Chief Scientific Officer. Dr. Finer has served as an Executive Partner of MPM Capital, Inc. since August 2015, and since January 2022 has served as President of Research and Development of ElevateBio LLC, having previously served as its Chief Scientific Officer of ElevateBio LLC beginning in May 2019. He is also a member of the board of directors of ElevateBio LLC and President of ElevateBio BaseCamp, Inc., a position he has held since May 2019, and Chief Executive Officer of LifeEDIT Technologies Incorporated, a position he has held since November 2020, and a member of its board of directors. Prior to joining MPM Capital, Dr. Finer was the Chief Scientific Officer of bluebird bio, Inc. from 2010 until 2015. Dr. Finer co-founded Adverum Biotechnologies, Inc. and CODA Biotherapeutics, Inc., where he was also each company’s interim Chief Executive Officer from April 2017 to July 2018 and continues to serve on the board of CODA Biotherapeutics. Dr. Finer received a Ph.D. in Biochemistry and Molecular Biology from Harvard University and a B.A. in Biochemistry and Bacteriology from the University of California, Berkeley. He completed a postdoctoral fellowship at the Whitehead Institute for Biomedical Research. We believe Dr. Finer is qualified to serve as a member of our Board because of his operational, strategic and corporate leadership experience and his experience as a founder of numerous biopharmaceutical companies, including as our co-founder.

Luke Evnin, Ph.D. has served as a member of our Board since March 2016. Dr. Evnin co-founded MPM Capital, an early-stage life sciences venture investing firm, in 1997, where he currently serves as Managing Director. Prior to co-founding MPM Capital, Dr. Evnin spent seven years as a venture capitalist at Accel Partners, a venture capital firm, including four years as general partner, where he focused on investments in emerging healthcare companies. In 2015 Dr. Evnin co-founded Harpoon Therapeutics Inc., a publicly held immunotherapy company, and served as chairman of its board of directors until April 2020 and as a member of its board of directors until June 2020. From December 2017 to August 2019, Dr. Evnin served as the interim Chief Executive Officer of Werewolf Therapeutics, Inc., a publicly held biotechnology company, where he has served a member of the board of directors since 2017 and as chairman of its board of directors since August 2019. From August 2020 to October 2022, he served as Chief Executive Officer of Turmeric Acquisition Corp., a publicly traded special purpose acquisition company formed by MPM Capital. As a component of his MPM activities, Dr. Evnin has been a co-founder of and served as chairman of the board for several MPM portfolio companies. Dr. Evnin has also served on the board of directors of several public and private companies over his venture capital career and currently serves, on behalf of MPM Capital, as a director of six private companies. Dr. Evnin served on the board of directors of Syndax Pharmaceuticals, Inc., a publicly traded biotechnology company, from 2012 until September 2018. Dr. Evnin also serves as chairman of the board of directors of the Scleroderma Research Foundation, a not-for- profit entity. Dr. Evnin holds an A.B. in Molecular Biology from Princeton University and a Ph.D. in Biochemistry from the University of California, San Francisco. We believe that Dr. Evnin’s depth and expertise in the life sciences and venture capital industries including significant experience serving on boards of directors and his educational background provide him with the qualifications and skills to serve on our Board.

Douglas M. Fambrough, III, Ph.D. has served as a member of our Board since June 2022. Dr. Fambrough served as Chief Executive Officer of Dicerna Pharmaceuticals, Inc., a publicly held biotechnology company, from 2010 until its acquisition by Novo Nordisk in November 2021, as well as a member of its board of directors since 2007. From 2000 to 2010, Dr. Fambrough held various positions at Oxford Bioscience Partners, a life science venture capital firm, most recently as a general partner. During his years at Oxford Bioscience Partners, Dr. Fambrough specialized in financing innovative life science technology companies, including Dicerna Pharmaceuticals, Sirna Therapeutics, Inc. (acquired by Merck & Co., Inc.), Solexa, Inc. (acquired by Illumina, Inc.), and Xencor, Inc., serving as a director of each of these companies. Dr. Fambrough has also served as a Trustee of Boston Biomedical Research Institute, a not-for-profit organization. Before joining Oxford Bioscience Partners, he was a genomic scientist at the Whitehead/MIT Center for Genome Research (now known as the Broad Institute). Dr. Fambrough graduated from Cornell University and obtained his Ph.D. in genetics at the University of California, Berkeley. We believe that Dr. Fambrough’s executive and management experience, as well as his experience serving as board member at multiple public companies, combined with his experience in the venture capital industry and biotechnology research and development, provide him with the qualifications and skills to serve as a member of our Board.

Mary Kay Fenton has served as a member of our Board since December 2019. Since March 2021, she has served as the Chief Financial Officer of Talaris Therapeutics, Inc., a publicly held cell therapy company. From October 2019 to February 2020, she served as the Vice President of Strategic Operations, Cell & Genetic Therapies at Vertex Pharmaceuticals, Inc. Ms. Fenton joined Vertex upon completion of the acquisition of Semma Therapeutics, Inc. by Vertex in October 2019. From May 2019 until October 2019, Ms. Fenton served as the Chief Financial Officer and Chief Operating Officer of Semma. From 2006 until December 2018, Ms. Fenton served as Executive Vice President and Chief Financial Officer of Achillion Pharmaceuticals, Inc. and from 2000 until 2006, Ms. Fenton held various roles of increasing responsibility at Achillion. Prior to joining Achillion, Ms. Fenton held various positions within the Technology Industry Group at PricewaterhouseCoopers LLP from 1991 to 2000, including as Senior Manager responsible for the life sciences practice in Connecticut. Ms. Fenton holds an M.B.A. in Finance from the Graduate School of Business at the University of Connecticut and an A.B. in Economics from the College of the Holy Cross. We believe that Ms. Fenton’s extensive executive leadership experience, including as Chief Financial Officer of multiple publicly held companies, and her background in finance and operations provide her with the qualifications and skills to serve on our Board.

Spencer Nam has served as a member of our Board since August 2019. Since January 2019, he has served as a Managing Partner at Kensington-SV Global Innovations LP, a healthcare venture capital fund. Mr. Nam was instrumental in the formation of Kensington-SV Global in 2018 and Mr. Nam has served as a managing director of SV Investment Corp., a Korean healthcare investment firm, since 2017. Prior to joining SV Investment Corp., Mr. Nam was a senior research fellow at the Clayton Christensen Institute for Disruptive Innovation from 2014 through 2017 where he researched disruptive innovation models in the healthcare industry. Previously, he worked as a licensed securities analyst for several Wall Street investment banks where he had research coverage on publicly traded companies in medical devices, diagnostics and life science tools. Prior to his tenure as a securities analyst, Mr. Nam was an associate at TDI Capital, a venture capital firm, where he conducted investment analysis on companies in the life sciences and technology sectors. Prior to TDI Capital, he was a management consultant at Bain & Company. Mr. Nam holds an M.B.A. from Harvard Business School and a B.A. in Mathematics from Harvard College. We believe Mr. Nam is qualified to serve on our Board due to his experience in the healthcare venture capital sector, extensive background in the financial and healthcare industries and his educational background.

Eric H. Rubin, M.D. has served as a member of our Board since June 2021. Dr. Rubin has served as Senior Vice President of Oncology of Merck & Co., Inc., a publicly traded biopharmaceutical company, since January 2018, where he oversees development of Merck’s early oncology pipeline and translational oncology research activities. From 2008 to 2018, Dr. Rubin was Vice President of Oncology at Merck, overseeing clinical oncology development. Dr. Rubin served as Director of the Investigational Therapeutics Division at the Cancer Institute of New Jersey from 1998 to 2008 and as a faculty member at several institutions, including the Dana-Farber Cancer Institute, from 1992 to 1995. He is currently an adjunct professor in the Departments of Medicine and Pharmacology, Robert Wood Johnson Medical School, University of Medicine and Dentistry of New Jersey, a position he has held since 2008. In addition, Dr. Rubin is a member of the Science Policy and Governmental Affairs Committee for the American Association for Cancer Research, a position he has held since 2014. Dr. Rubin was also previously Co-Chair of the Cancer Steering Committee of the Biomarkers Consortium, a public-private research partnership managed by the Foundation for the National Institutes of Health, a position he held from 2015 to 2023, and a member of the National Cancer Moonshot Initiative Blue Ribbon Panel Working Group on Expanding Clinical Trials in 2016. He has an M.D. from the University of South Florida and a B.S. in Mathematics from Tulane University. We believe that Dr. Rubin is qualified to serve on our Board due to his clinical development experience in the field of oncology and leadership experience in the biopharmaceutical industry and in academia.

Barbara Yanni has served as a member of our Board since July 2021. She served as Vice President and Chief Licensing Officer at Merck & Co. from 2001 until her retirement in March 2014, having previously held various roles at Merck, including in corporate development, financial evaluation, and tax. Ms. Yanni currently serves as an independent director for the publicly held biotechnology companies Trevena, Inc., Vaccinex, Inc. and Pharming Group N.V. She is also currently a member of the board of directors of Mesentech, a private biotechnology company. Within the past five years, Ms. Yanni served on the boards of directors of the publicly held biotechnology companies Akcea Therapeutics, Inc. and Abionyx Pharma SA. Ms. Yanni earned a J.D. from Stanford Law School and an A.B. from Wellesley College. She also holds a Masters of Law in Taxation from New York University Law School. We believe that Ms. Yanni is qualified to serve on our Board based on her extensive experience in biotechnology and pharmaceutical business evaluation and transaction execution, as well as her financial and general business knowledge.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee of the Board established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements.

Ms. Fenton, Mr. Nam and Ms. Yanni serve as the current members of the Audit Committee, with Ms. Fenton serving as Chair of the Audit Committee. The Board also determined that Ms. Fenton is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. Our Board has determined that each of the members of our Audit Committee satisfies the independence requirements under the listing standards of Nasdaq and Rule 10A-3(b)(1) of the Exchange Act.

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

Item 11. Executive Compensation.

For the year ended December 31, 2022, our Chief Executive Officer and our two other most highly compensated officers were:

•
Theodore (Ted) Ashburn, M.D., Ph.D., our President and Chief Executive Officer;
•
Stephen W. Harbin, our Chief Operating Officer and Chief of Staff; and
•
John M. Goldberg, our Chief Medical Officer.

We refer to these executive officers as our named executive officers.

Summary Compensation Table

The following table shows the total compensation awarded to, earned by, or paid to each of our named executive officers for the years ended December 31, 2022 and 2021.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)		OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)	ALL OTHER COMPENSATION ($)(3)	TOTAL ($)
Theodore (Ted) Ashburn, M.D., Ph.D.	2022	558,000	—		308,060	212,738	9,150	1,087,948
President, Chief Executive Officer and	2021	523,000	—		2,252,680	228,813	8,700	3,013,193
Director
Stephen W. Harbin	2022	430,000	215,850	(4)	202,750	131,150	9,150	988,900
Chief Operating Officer and	2021	250,000	—		1,053,341	145,833	7,709	1,456,883
Chief of Staff
John M. Goldberg, M.D.	2022	416,000	—		123,370	126,880	9,150	675,400
Chief Medical Officer(5)

(1) This column reflects the aggregate grant date fair value of option awards granted during the applicable year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our consolidated financial statements. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 10 to our annual consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 24, 2023. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2) Reflects performance-based cash bonuses awarded to our named executive officers which were earned in the reported year but paid in the first quarter of the subsequent year. See “—Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program pursuant to which this compensation was awarded.

(3) Amounts in this column represent employer matching contributions to our 401(k) plan.

(4) Consists of (a) special bonus of $175,000 paid to Mr. Harbin in connection with the operational readiness of our facility in Andover, Massachusetts (see “Narrative to Summary Compensation Table—Harbin Special Bonus Opportunity" below) and (b) discretionary bonus of $40,850 reflecting amount awarded in excess of company achievement under our annual performance-based cash bonus program (see “Narrative to Summary Compensation Table—Non-Equity Incentive Plan Compensation" below).

(5) Dr. Goldberg was not a named executive officer for 2021, and as a result his compensation for that year has been omitted pursuant to applicable SEC rules and regulations.

Narrative to Summary Compensation Table

The Compensation Committee of our Board has historically determined our executives’ compensation and determines the compensation of our named executive officers. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then approves the compensation of each executive officer after discussions without members of management present. Any adjustments to the compensation of the Chief Executive Officer as well as any equity awards to be granted to the Chief Executive Officer are approved by the Board. We generally do not provide perquisites or personal benefits to our named executive officers that are not available to our employees generally.

Annual Base Salary

The annual base salaries of our named executive officers are generally reviewed, determined and approved by our Compensation Committee (and by our Board, in the case of the Chief Executive Officer) on an annual basis in order to compensate our named executive officers for the satisfactory performance of their respective duties. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

The following table sets forth the annual base salaries for each of our named executive officers for 2022:

NAME	2022 BASE SALARY ($)
Theodore (Ted) Ashburn, M.D., Ph.D.	558,000
President, Chief Executive Officer and Director
Stephen W. Harbin	430,000
Chief Operating Officer and Chief of Staff
John M. Goldberg, M.D.	416,000
Chief Medical Officer

The 2022 salaries for Drs. Ashburn and Goldberg were increased modestly from the prior year to reflect cost of living increases, while Mr. Harbin’s salary was increased to reflect his full-time service to our company, as his prior year salary contemplated part-time employment. In February 2023, the Compensation Committee determined to keep base salaries for the named executive officers at their 2022 levels subject to further review later in the year.

Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each of our named executive officers is eligible to receive an annual performance bonus based on the achievement of individual and company-wide annual performance goals as determined by our Compensation Committee. Each officer is assigned a target bonus expressed as a percentage of his base salary, as set forth in the table below, with no change between 2022 and 2023 for any of the named executive officers. For Dr. Ashburn and Mr. Harbin, there was also no change between 2021 and 2022; for Dr. Goldberg, his bonus target percentage increased from 35% in 2021 as a result of his promotion to Chief Medical Officer in February 2022.

Name	Bonus Target (%)
Theodore (Ted) Ashburn, M.D., Ph.D.	50
Stephen W. Harbin	40
John M. Goldberg, M.D.	40

Our 2022 corporate goals emphasized the positive clinical data from our clinical trial of our product candidate ONCR-177, progressing our product candidate ONCR-021 toward submission of an investigational new drug application with the U.S. Food and

Drug Administration, nominating a clinical candidate for our ONCR-GBM development program, the achievement of specified financing and business development targets, and our ability to manage our business within our forecasted budget. The Board, upon the recommendation of the Compensation Committee, determined that the percentage attainment of our corporate goals for 2022 was 76.25%. As a result, Dr. Ashburn and Dr. Goldberg were each paid 76.25% of his respective target bonus amount. These bonus amounts are reflected in the column of the Summary Compensation Table above titled “Non-Equity Incentive Plan Compensation” for 2022. The Compensation Committee used its discretion to award Mr. Harbin 100% of his target bonus amount, in recognition of the completion and operational readiness of our Andover, Massachusetts manufacturing facility in 2022. An amount equal to 76.25% of Mr. Harbin’s target bonus amount is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above for 2022, with the remaining 23.75% included in the “Bonus” column for 2022.

Harbin Special Bonus Opportunity

In February 2022, the Compensation Committee approved a one-time special bonus for Mr. Harbin in the amount of $350,000. The Compensation Committee determined that this bonus opportunity was appropriate in light of Mr. Harbin’s lower base salary for 2021, which was in contemplation of part-time employment, and in recognition of his full-time efforts during the year. One-half of the bonus was paid to Mr. Harbin in November 2022 in connection with the operational readiness of our facility in Andover, Massachusetts. In the event that we achieve specified financial milestones related to our financing activities prior to June 30, 2023, Mr. Harbin will be entitled to receive the remainder of the bonus opportunity; otherwise, the remainder will be paid on June 30, 2023, subject to Mr. Harbin’s continued employment with us. In the event Mr. Harbin’s employment is terminated for any reason, including in connection with or as a result of a change of control, he will forfeit any unpaid portion of the bonus. In the event that Mr. Harbin’s employment terminates after achievement of a specified milestone for which a portion of the bonus is earned, such amount paid to Mr. Harbin will not be subject to clawback by us or forfeiture by Mr. Harbin.

Equity Incentives

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term corporate performance, create an ownership culture and help align the interests of our executives with those of our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain employed by us during the vesting period. Accordingly, our Compensation Committee periodically reviews the equity incentive compensation of our executive officers and from time to time may grant or, in the case of the Chief Executive Officer, may make a recommendation to our Board to grant equity incentive awards in the form of stock options and restricted stock awards.

We use stock options and restricted stock awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at other various times during their employment. Stock options and restricted stock awards are granted to our executive officers by the Compensation Committee or by our Board. None of our executive officers is currently party to an employment agreement that provides for automatic award of stock options or restricted stock awards. We have granted stock options and restricted stock awards to our executive officers with time-based vesting. The options and restricted stock awards that we have granted to our executive officers typically become exercisable as to 25% of the shares underlying the option or vest with respect to 25% of the restricted shares, as the case may be, on the first anniversary of the grant date, and as to an additional 1/48th of the original number of shares underlying the option or restricted shares, as the case may be, monthly thereafter. Vesting rights of stock options cease upon termination of employment and exercise rights cease shortly after termination, except that exercisability is extended in the case of death or disability. Vesting rights of restricted stock awards cease upon termination of employment and we have a right to repurchase unvested restricted shares within a limited period of time following termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents. Prior to vesting of restricted stock awards, the holder generally has rights as a stockholder with respect to the restricted shares, including voting rights and the right to receive dividends on vested shares or dividend equivalents, subject to certain exceptions.

In March 2022, we granted options to purchase shares of our common stock under our 2020 Equity Incentive Plan (the "2020 Plan") to our named executive officers in the amounts listed below. Each of these options is exercisable at a price per share equal to the closing trading price of our common stock on the grant date and vested as to 25% of the underlying shares on the first anniversary of the grant date, with the remainder vesting in equal monthly installments over 36 months thereafter, subject to the named executive officer's continuous service through each applicable vesting date.

Name	Number of shares of Common Stock Underlying Options Granted in March 2022

Theodore (Ted) Ashburn, M.D., Ph.D.	211,000
Stephen W. Harbin	237,500
John M. Goldberg, M.D.	84,500

Mr. Harbin received a second option grant in November 2022 to purchase 150,000 shares of our common stock. This option has an exercise price equal to the closing trading price of our common stock on the grant date and vested as to one-half of the shares on March 31, 2023, with the remainder scheduled to vest on December 31, 2023, subject to Mr. Harbin’s continuous service with us through that date.

In February 2023, the Compensation Committee determined not to make further equity grants for 2023, subject to review later in the year.

Outstanding Equity Awards as of December 31, 2022

The following table provides information regarding stock options held by our named executive officers that were outstanding as of December 31, 2022. None of our named executive officers held other equity awards at the end of 2022.

	OPTION AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE(1)
Theodore (Ted) Ashburn, M.D., Ph.D.	350,421	—		1.81	11/13/2028
	277,261	63,984	(2)	5.32	9/16/2029
	68,588	58,036	(3)	15.00	9/30/2030
	87,062	111,938	(4)	15.85	2/28/2031
	—	211,000	(5)	2.00	3/1/2032
Stephen W. Harbin	2,068	—		3.87	8/14/2029
	1,163	905	(6)	14.99	9/21/2030
	84,500	84,500	(7)	27.99	12/6/2030
	—	113,000	(8)	27.99	12/6/2030
	32,672	54,453	(9)	16.79	6/14/2031
	—	87,500	(5)	2.00	3/1/2032
	—	150,000	(10)	0.67	11/1/2032
John M. Goldberg, M.D.	65,073	—		1.81	2/27/2029
	43,597	10,061	(2)	5.32	9/16/2029
	33,850	20,011	(11)	7.01	6/10/2030
	30,487	25,798	(3)	15.00	10/1/2030
	26,715	34,348	(4)	15.85	2/28/2031
	—	84,500	(5)	2.00	3/1/2032

(1) In each case the option expiration date is ten years after the date of grant.

(2) 25% of the shares subject to the option vested on September 17, 2020, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(3) 25% of the shares subject to the option vested on September 15, 2021, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(4) 25% of the shares subject to the option vested on March 1, 2022, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(5) 25% of the shares subject to the option vested on March 1, 2023, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

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

(9) 25% of the shares subject to the option vested on June 15, 2022, and 1/36th of the remaining shares subject to the option vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

(10) 50% of the shares subject to the option vested on March 31, 2023, and 50% of the shares subject to the option shall vest on December 31, 2023, subject to the officer's continued service through each such date.

(11) 25% of the shares subject to the option vested on June 10, 2021, and 1/36th of the remaining shares subject to the option shall vested or shall vest each month thereafter, subject to the officer's continued service through each such date.

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

Theodore (Ted) Ashburn, M.D., Ph.D. We entered into an employment agreement with Dr. Ashburn in July 2018 setting forth the terms of his employment, which was subsequently amended in November 2018 and April 2020 and then amended and restated in October 2020 in connection with our IPO. Dr. Ashburn was entitled to a base salary of $500,000 as of October 2020, subject to such adjustments as are determined necessary or appropriate by the Board. Dr. Ashburn is also eligible to receive an annual performance bonus based on his achievement of performance objectives set by our Board, after consultation with Dr. Ashburn, as well as overall company and individual performance. Upon the 2020 amendment and restatement of his employment agreement, Dr. Ashburn’s target bonus amount was set at 50% of his base salary.

Dr. Ashburn’s amended and restated employment agreement also provides for certain severance benefits. In the event of a termination without cause or for good reason, not in connection with a change in control (each term as defined in his employment agreement), Dr. Ashburn is entitled to receive cash severance payments equal to 12 months of base salary, payment by us of the cost of up to 12 months of COBRA continuation coverage, any earned but unpaid annual bonus from the year prior to the year of the termination, accelerated vesting of any outstanding time-based equity awards that would have vested in the 12 months following the date of termination, and an additional severance payment equal to a pro rata portion of Dr. Ashburn’s target annual bonus for the year in which the termination occurs. In the event of a termination without cause or for good reason within 60 days prior to or 12 months following a change in control, Dr. Ashburn would be entitled to receive 18 months of cash severance, up to 18 months of COBRA continuation coverage and full accelerated vesting of all outstanding equity awards.

Stephen W. Harbin. We entered into an employment agreement with Mr. Harbin in December 2020 setting forth the terms of his employment. Mr. Harbin was entitled to an annual base salary of $250,000 in 2021, in exchange for his commitment to providing services to us approximately three days per week. As described above, his salary was increased in 2022 in recognition that he is now employed by us on a full-time basis. Mr. Harbin is eligible to receive a target annual bonus per calendar year in an amount up to 40% of his annual base salary. In addition to the equity awards described above in connection with his initial employment, Mr. Harbin is eligible to receive future annual stock option awards as may be determined by the Board or Compensation Committee in its discretion in accordance with the terms of any applicable equity plan or arrangement that may be in effect from time to time.

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

John M. Goldberg, M.D. We entered into an offer letter with Dr. Goldberg in September 2018 setting forth the terms of his employment. In connection with his promotion to Chief Medical Officer in February 2022, we entered into an amended and restated employment agreement with Dr. Goldberg under which he was entitled to an annual base salary of $416,000, subject to such future adjustments as are determined necessary or appropriate by the Board. In connection with his promotion in February 2022, Dr. Goldberg's annual target bonus was increased from 35% to 40%. Dr. Goldberg is eligible to receive stock option or other equity awards as may be determined by the Board or Compensation Committee in its discretion in accordance with the terms of any applicable equity plan or arrangement that may be in effect from time to time.

Dr. Goldberg's employment agreement also provides for certain severance benefits. In the event of a termination without cause or for good reason, not in connection with a change in control (each term as defined in his employment agreement), Dr. Goldberg is entitled to receive cash severance payments equal to 12 months of base salary, payment by us of the cost of up to 12 months of COBRA continuation coverage, any earned but unpaid annual bonus from the year prior to the year of the termination, and accelerated vesting of any outstanding time-based equity awards that would have vested in the 12 months following the date of termination. In the event of a termination without cause or for good reason within 60 days prior to or 12 months following a change in control, in addition to the severance benefits for a non-change in control termination, Dr. Goldberg is entitled to receive full accelerated vesting of all outstanding equity awards.

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

401(k) Plan

We maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $20,500 for calendar year 2022 and is $22,500 for 2023. Participants who are age 50 and older during the tax year may make additional elective deferrals of up to the statutory limit, which was $6,500 for calendar year 2022 and is $7,500 for calendar year 2023. We make matching contributions of up to 3% of an eligible employee’s compensation in accordance with and subject to IRS annual compensation limits.

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

Director Compensation

Non-Employee Director Compensation Policy

In 2020, our Board adopted a non-executive director compensation policy, which was amended in March 2021. Under our director compensation policy, as amended, we pay our non-employee directors a cash retainer for service on our Board and for service on each committee on which the director is a member. The chairman of the Board and the chairman of each committee receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board. Under our policy, the fees paid to non-employee directors for service on the board of directors and for service on each committee of our Board on which the director is a member are as follows:

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

2022 Non-Employee Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board during the year ended December 31, 2022. Dr. Ashburn, our President and Chief Executive Officer, is also a member of our Board, but did not receive any additional compensation for service as a director. The compensation for Dr. Ashburn as an executive officer is set forth above under “—Summary Compensation Table.”

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($) (1)(2)	TOTAL ($)
Mitchell Finer, Ph.D.(3)	60,548	14,125	74,673
Scott Canute(4)	26,400	14,125	40,525
Luke Evnin, Ph.D.	45,875	14,125	60,000
Douglas M. Fambrough III, Ph.D.(5)	19,445	89,500	108,945
Mary Kay Fenton	53,890	14,125	68,015
Spencer Nam	50,500	14,125	64,625
Eric Rubin, M.D.	39,000	14,125	53,125
Barbara Yanni	40,625	14,125	54,750

(1) This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our consolidated financial statements. This calculation assumes that the director will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 9 to our annual consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 24, 2023. These amounts do not reflect the actual economic value that will be realized by the director upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2) As of December 31, 2022, none of our non-employee directors held unvested stock awards other than options. The table below lists the aggregate number of shares subject to option awards outstanding for each of our directors who served during 2022, other than Dr. Ashburn, as of December 31, 2022:

NUMBER OF SHARES SUBJECT TO OUTSTANDING OPTIONS AS OF DECEMBER 31, 2022
Mitchell Finer, Ph.D.	287,812
Scott Canute	—
Luke Evnin, Ph.D.	25,000
Douglas M. Fambrough III, Ph.D.	40,000
Mary Kay Fenton	34,927
Spencer Nam	34,927
Eric Rubin, M.D.	37,500
Barbara Yanni	37,500

(3) Dr. Finer transitioned from the role of Executive Chairman to non-executive Chairman of the Board effective January 25, 2022. In connection with this transition, we and Dr. Finer terminated his Employment Agreement dated as of August 8, 2018, as amended on November 14, 2018 and April 6, 2020. Following that termination, Dr. Finer became entitled to compensation for his role as Chairman in accordance with the Company's non-employee director compensation policy described above.

(4) Mr. Canute resigned from our Board effective as of August 8, 2022.

(5) Dr. Fambrough became a member of our Board effective as of June 23, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of shares of our common stock as of March 31, 2023, by: (i) each of our named executive officers; (ii) each of our current directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities.

Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days of March 31, 2023. Options and warrants to purchase shares of our common stock that are exercisable within 60 days of March 31, 2023, and shares of common stock issuable upon conversion of indebtedness at the option of the holder within 60 days of March 31, 2023, are deemed to be beneficially owned by the persons or entities holding these options, warrants and convertible notes for the purpose of computing percentage ownership of that person or entity, but are not treated as outstanding for the purpose of computing any other person’s or entity’s ownership percentage. Except as indicated in the footnotes below, each of the natural persons named in the table below has, to our knowledge, sole voting and investment power with respect to all shares of common stock listed as beneficially owned by him or her, except for shares owned jointly with that person’s spouse.

We have based our calculation of beneficial ownership on 26,095,363 shares of our common stock outstanding as of March 31, 2023. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Oncorus, Inc., 4 Corporate Drive, Andover, Massachusetts 01810.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders:
Entities affiliated with MPM Capital(1)	2,869,568	11.0%
UBS Oncology Impact Fund L.P.(2)	2,252,953	8.6
Arkin Bio Ventures and affiliates(3)	2,508,481	9.6
CHI Advisors LLC(4)	2,367,436	9.1
Entities and persons affiliated with Citadel Multi-Strategy Equities Master Fund Ltd.(5)	2,017,854	7.7
K2 HealthVentures Equity Trust LLC and affiliates(6)	2,593,767	9.0

Named executive officers and directors:
Theodore (Ted) Ashburn, M.D., Ph.D.(7)	923,056	3.4
Stephen W. Harbin(8)	264,189	1.0

John M. Goldberg, M.D.(9)	263,118	*
Mitchell Finer, Ph.D.(10)	588,413	2.2
Luke Evnin, Ph.D.(11)	2,541,872	9.7
Douglas M. Fambrough III, Ph.D.(12)	12,500	*
Mary Kay Fenton(12)	31,802	*
Spencer Nam(13)	33,726	*
Eric Rubin, M.D.(12)	23,958	*
Barbara Yanni(12)	23,263	*
All current executive officers and directors as a group (11 persons)(14)	4,756,897	17.1

*	Represents beneficial ownership of less than 1%.

(1) Consists of (i) 78,173 shares of common stock and warrants to purchase 892 shares of common stock exercisable within 60 days of March 31, 2023, in each case held by MPM Asset Management Investors BV2014 LLC (“MPM AMI BV2014”), (ii) 43,427 shares of common stock and warrants to purchase 2,016 shares of common stock exercisable within 60 days of March 31, 2023, in each case held by MPM Asset Management Investors SunStates Fund LLC (“MPM AMI SunStates Fund”), (iii) 115,823 shares of common stock held by MPM Asset Management LLC, (“MPM Management”), (iv) 143,742 shares of common stock and warrants to purchase 1,641 shares of common stock exercisable within 60 days of March 31, 2023, in each case held by MPM BioVentures 2014 (B), L.P. (“MPM BioVentures 2014 (B)”), (v) 2,155,115 shares of common stock and warrants to purchase 24,611 shares of common stock exercisable within 60 days of March 31, 2023, in each case held by MPM BioVentures 2014, L.P., (“MPM BioVentures 2014”), and (vi) 290,633 shares of common stock and warrants to purchase 13,495 shares of common stock exercisable within 60 days of March 31, 2023, in each case held by MPM SunStates Fund, L.P. (“MPM SunStates Fund”). MPM Bioventures 2014 GP LLC is the general partner of MPM BioVentures 2014 and MPM BioVentures 2014 (B). MPM Bioventures 2014 LLC is the managing member of MPM Bioventures 2014 GP LLC. MPM SunStates Fund GP LLC is the general partner of MPM SunStates Fund. MPM SunStates GP Managing Member LLC is the managing member of MPM SunStates Fund GP LLC. MPM Management was retained as a manager to manage the operations of MPM BioVentures 2014, MPM BioVentures 2014 (B), MPM AMI BV2014 LLC, MPM SunStates Fund, and MPM AMI SunStates Fund. Dr. Evnin, a member of our Board, Dr. Ansbert Gadicke and Todd Foley are the members of MPM BioVentures 2014 LLC and share voting and dispositive power over the shares held by each of MPM BioVentures 2014, MPM BioVentures 2014 (B) and MPM AMI BV2014. Dr. Evnin and Dr. Gadicke are the members of MPM Management and share voting and dispositive power over the shares held by MPM Management. Dr. Gadicke is a member of MPM SunStates GP Managing Member LLC, and collectively with the other members of such entity makes investment decisions with respect to shares held by such entity. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of these entities and individuals is 450 Kendall Street, Cambridge, MA 02142.

(2) Consists of (i) 2,225,807 shares of common stock and (ii) a warrant to purchase 27,146 shares of common stock exercisable within 60 days of March 31, 2023, in each case held by UBS Oncology Impact Fund, L.P, (“UBS OIF”). The general partner of UBS OIF is Oncology Impact Fund (Cayman) Management L.P. The general partner of Oncology Impact Fund (Cayman) Management L.P. is MPM Oncology Impact Management LP. The general partner of MPM Oncology Impact Management LP is MPM Oncology Impact Management GP LLC. Dr. Ansbert Gadicke is a managing member and the managing director of MPM Oncology Impact Management GP LLC. Each of the entities and individuals listed above expressly disclaims beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address of UBS OIF and Oncology Impact Fund (Cayman) Management LP is UBS Trustees (Cayman) Ltd, 5th Floor, Cayman Corporate Center, 27 Hospital, George Town, Grand Cayman, KY1-1106. The address of MPM Oncology Impact Management LP, MPM Oncology Impact Management GP LLC and the individuals referenced above is 450 Kendall Street, Cambridge, MA 02142.

(3) Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 2, 2023 by Arkin Bio Ventures Limited Partnership, Arkin Bio Venture Partners, Ltd. and Mr. Moshe Arkin. As the general partner of Arkin Bio Ventures Limited Partnership, Arkin Bio Venture Partners, Ltd. may be deemed to be the indirect beneficial owner of the shares beneficially owned by Arkin Bio Ventures Limited Partnership. Arkin Bio Venture Partners, Ltd. has the shared power to vote, or direct the voting of, and the shared power to dispose of, or direct the disposition of, the shares held by Arkin Bio Ventures Limited Partnership. As the sole shareholder and sole director of Arkin Bio Venture Partners, Ltd., Mr. Arkin may be deemed to be the indirect beneficial owner of the shares beneficially owned by Arkin Bio Ventures Limited Partnership. Mr. Arkin has the shared power to vote, or direct the voting of, and the shared power to dispose of, or direct the disposition of, the shares held by Arkin Bio Ventures Limited Partnership. The address for Arkin Bio Ventures is 6 Ha’Choshlim St., Building C, 6th Floor, Herzliya Pituach 46724, Israel.

(4) Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 13, 2023 by CHI Advisors LLC. The address for CHI Advisors LLC is 599 Lexington Avenue, New York, New York 10022.

(5) Based solely on the information contained in the Schedule 13G/A filed with the SEC on February 14, 2023 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address for the foregoing persons and entities is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131

(6) Based solely on information contained in the Schedule 13G filed with the SEC on November 1, 2022 by K2 HealthVentures Equity Trust LLC (“K2HV Equity”), Parag Shah and Anup Arora. Consists of 390,056 shares of common stock underlying an immediately exercisable warrant and 2,203,711 shares of common stock issuable upon conversion of outstanding indebtedness. K2HV Equity is an investment vehicle for holding equity securities. Mr. Shah and Mr. Arora serve as the managing members of K2HV Equity and, in such capacities, may be deemed to indirectly beneficially own the shares beneficially owned by K2HV Equity. The address for K2 HealthVentures is 855 Boylston Street, 10th Floor, Boston, Massachusetts 02116.

(7) Consists of (i) 99,352 shares of common stock held by Dr. Ashburn and (ii) 823,704 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 31, 2023.

(8) Consists of (i) 30,000 shares of common stock held by Mr. Harbin and (ii) 234,189 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 31, 2023.

(9) Consists of (i) 2,730 shares of common stock held by Dr. Goldberg and (ii) 260,388 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 31, 2023.

(10) Consists of (i) 480,598 shares of common stock held by Dr. Finer and (ii) 107,815 shares of common stock issuable upon the exercise of options granted to Dr. Finer that are exercisable within 60 days of March 31, 2023.

(11) Dr. Evnin is a member of MPM BioVentures 2014 LLC and MPM Management and shares voting and dispositive power over the shares held by each of MPM BioVentures 2014, MPM BioVentures 2014 (B), MPM AMI BV2014 and MPM Management, as described above in footnote (1). Also includes 21,875 shares of common stock issuable upon the exercise of options granted to Dr. Evnin that are exercisable within 60 days of March 31, 2023.

(12) Consists of shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 31, 2023.

(13) Consists of (i) 1,924 shares of common stock and (ii) 31,802 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 31, 2023.

(14) Consists of (i) 2,981,585 shares of common stock, (ii) warrants to purchase 27,144 shares of common stock exercisable within 60 days of March 31, 2023 and (iii) 1,748,168 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 31, 2023.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted- average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:

2016 Equity Incentive Plan	1,229,883	$3.92	—	(1)
2020 Equity Incentive Plan	3,161,324	$9.00	2,680,248	(2)
2020 Employee Stock Purchase Plan	—	—	—	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	4,391,207		2,680,248

(1) Following the adoption of the 2016 Plan, no additional stock awards were granted under the 2016 Plan. Any shares becoming available under the 2016 Plan by repurchase, forfeiture, expiration or cancellation will become available for grant under the 2020 Plan.

(2) The number of shares of our common stock reserved for issuance under our 2020 Plan automatically increases on January 1 of each year, for a period of 10 years, from January 1, 2021 continuing through January 1, 2030, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board. On January 1, 2023, the number of shares of our common stock reserved for issuance under our 2020 Plan increased by 1,298,656 shares, which represents 5% of the total number of shares of our common stock outstanding on December 31, 2022.

(3) The number of shares of our common stock reserved for issuance under the 2020 Employee Stock Purchase Plan will automatically increase on January 1 of each calendar year, for a period of 10 years, from January 1, 2021 continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 560,000 shares; provided, that prior to the date of any such increase, our Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2023, the number of shares of our common stock reserved for issuance under the 2020 Employee Stock Purchase Plan increased by 259,731 shares, which represents 1% of the total number of shares of our common stock outstanding on December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related-Party Transactions

Other than compensation arrangements with our directors and executive officers, the following is a summary of transactions since January 1, 2021 to which we have been a participant, in which:

•
the amount involved exceeded or will exceed the lesser of $120,000 or one percent of our total assets at year-end; and
•
any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

We have entered into various employment-related agreements and compensatory arrangements with our directors and executive officers that, among other things, provide for compensatory and certain severance and change in control benefits. For a description of these agreements and arrangements with our directors and our named executive officers, see Item 11 above.

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

(1) Represents (i) 133,558 shares of common stock purchased by Deerfield Healthcare Innovations Fund, L.P. (“Deerfield HIF”), (ii) 32,884 shares of common stock purchased by Deerfield Partners, L.P. (“Deerfield Partners”), and (iii) 133,558 shares of common stock purchased by Deerfield Private Design Fund III, L.P. (“Deerfield PDF III”). Deerfield HIF, Deerfield Partners and Deerfield PDF III are collectively referred to as the Deerfield Funds. The Deerfield Funds collectively held more than 5% of our capital stock at the time of this transaction.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board affirmatively determined that six of our eight current directors—Luke Evnin, Ph.D., Douglas M. Fambrough III, Ph.D., Mary Kay Fenton, Spencer Nam, Eric Rubin, M.D., and Barbara Yanni— are independent directors within the meaning of the applicable Nasdaq listing standards. In making these determinations, our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that none of these directors had a material or other disqualifying relationship with the Company. Dr. Ashburn is not independent by virtue of his position as our President and Chief Executive Officer and Dr. Finer is not independent by virtue of his former position as our Executive Chairman until January 2022.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts (PCAOB Auditor ID: 42). The following is a summary and description of fees for the fiscal years ended December 31, 2022 and 2021 billed to us by Ernst & Young LLP. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2022	2021
Audit fees(1)	$799,875	$680,000
All other fees(2)	—	4,835
Total Fees	$799,875	$684,385

(1)
Audit fees represent the aggregate fees for professional services rendered for our consolidated financial statements, including the audit of our annual consolidated financial statements on Form 10-K and the review of our quarterly consolidated financial statements on Form 10-Q, that are customary under the standards of the Public Company Accounting Oversight Board (United States). Also includes fees associated with follow-on public offering in 2021, including the review of our Registration Statements on Form S-1 and Form S-3 as well as comfort letter matters.

(2)
Consists of fees billed for an annual subscription to accounting guidance research software.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

The following is a list of Exhibits filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39575	3.1	October 6, 2020

3.2	Amended and Restated Bylaws	8-K	001-39575	3.2	October 6, 2020

4.1	Third Amended and Restated Investors’ Rights Agreement by and among the registrant and certain of its stockholders, dated as of August 5, 2019, as amended November 18, 2019	S-1	333-248757	4.1	September 11, 2020

4.2	Form of Common Stock Certificate	S-1/A	333-248757	4.2	September 28, 2020

4.3	Form of Common Stock Warrant Agreement	S-1	333-248757	4.3	September 11, 2020

4.4	Description of Registrant’s Securities	10-K	001-39575	4.4	March 10, 2021

4.5	Warrant to Purchase Shares of Common Stock, by and between the registrant and K2 HealthVentures LLC, dated as of April 1, 2022	8-K	001-39575	4.1	April 5, 2022

10.1	Form of Indemnification Agreement between the registrant and its directors and officers	S-1	333-248757	10.1	September 11, 2020

10.2+	2016 Equity Incentive Plan, as amended	S-1	333-248757	10.2	September 11, 2020

10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2016 Equity Incentive Plan, as amended	S-1	333-248757	10.3	September 11, 2020

10.4+	Form of Restricted Stock Grant Notice and Restricted Stock Agreement for the 2016 Equity Incentive Plan, as amended	S-1	333-248757	10.4	September 11, 2020

10.5+	2020 Equity Incentive Plan	S-1/A	333-248757	10.5	September 28, 2020

10.6+	Form of Stock Option Grant Notice and Option Agreement for the 2020 Equity Incentive Plan	S-1/A	333-248757	10.6	September 28, 2020

10.7+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the 2020 Equity Incentive Plan	S-8	333-249425	4.9	October 9, 2020

10.8+	2020 Employee Stock Purchase Plan	S-1/A	333-248757	10.7	September 28, 2020

10.9+	Amended and Restated Employment Agreement by and between the registrant and Mitchell Finer, dated as of August 8, 2018, as amended November 14, 2018 and April 6, 2020	S-1	333-248757	10.11	September 11, 2020

10.10+	Letter Agreement by and between the registrant and Mitchell Finer, Ph.D., dated as of January 25, 2022	10-K	001-39575	10.10	March 9, 2022

10.11+	Amended and Restated Employment Agreement by and between the registrant and Theodore (Ted) Ashburn, M.D., PhD., dated as of October 6, 2020	S-1/A	333-248757	10.20	September 28, 2020

10.12+	Employment Agreement by and between the registrant and Steve Harbin, dated as of December 7, 2020	S-1	333-252896	10.12	February 9, 2021

10.13+	Employment Agreement by and between the registrant and John M. Goldberg, M.D., dated as of February 11, 2022	10-K	001-39575	10.13	March 24, 2023

10.14+	Employment Agreement by and between the registrant and Richard Wanstall, dated as of May 10, 2022	10-Q	001-39575	10.2	August 4, 2022

10.15†	License Agreement by and between the registrant, Ospedale San Raffaele S.r.l. and Fondazione Telethon, dated as of December 22, 2015, as amended June 30, 2017	S-1	333-248757	10.12	September 11, 2020

10.16†	Exclusive License Agreement by and between the registrant and the University of Pittsburgh, dated as of March 23, 2016, as amended June 30, 2016, November 4, 2016 and October 29, 2019	S-1	333-248757	10.13	September 11, 2020

10.17†	License Agreement by and between the registrant and Northwestern University, dated as of December 11, 2018, amended as of September 26, 2019	S-1	333-248757	10.16	September 11, 2020

10.18†	Second Amendment to License Agreement by and between the registrant and Northwestern University, dated as of December 6, 2022	10-K	001-39575	10.18	March 24, 2023

10.19†	License Agreement by and between the registrant and WuXi Biologics Ireland Limited, dated as of July 25, 2019	S-1	333-248757	10.17	September 11, 2020

10.20†	Royalty Transfer Agreement by and among the registrant, MPM Foundation and UBS Foundation, dated as of March 31, 2016	S-1	333-248757	10.18	September 11, 2020

10.21†	License Agreement by and between the registrant and Gaeta Therapeutics, Ltd., dated as of November 10, 2021	10-K	001-39575	10.21	March 9, 2022

10.22†	License Agreement by and between the registrant and NOF Corporation, dated as of October 31, 2022	10-K	001-39575	10.21	March 24, 2023

10.23	Hampshire Street Lease by and between the registrant and BMR-Hampshire LLC, dated as of May 10, 2016, as amended November 17, 2016	S-1	333-248757	10.19	September 11, 2020

10.24	Second Amendment to Hampshire Street Lease by and between the registrant and BMR-Hampshire LLC, dated as of September 13, 2022	8-K	001-39575	10.1	September 14, 2022

10.25	Lease Agreement by and between IQHQ-4 Corporate, LLC and the Company, dated as of December 29, 2020	S-1	333-252896	10.21	February 9, 2021

10.26	Amended and Restated First Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the registrant, dated as of October 25, 2021	10-Q	001-39575	10.1	November 3, 2021

10.27	Second Amendment to Lease Agreement by and between IQHQ-4 Corporate, LLC and the registrant, dated as of November 17, 2021	10-K	001-39575	10.25	March 9, 2022

10.28	Third Amendment to Lease Agreement by and between the registrant and IQHQ-4 Corporate, LLC, dated as of September 26, 2022	10-Q	001-39575	10.2	November 2, 2022

10.29	Fourth Amendment to Lease Agreement by and between the registrant and IQHQ-4 Corporate, LLC, dated as of December 14, 2022	10-K	001-39575	10.29	March 24, 2023

10.30	Open Market Sale AgreementSM by and between the registrant and Jefferies LLC, dated as of November 19, 2021	8-K	001-39575	10.1	November 19, 2021

10.31†	Loan and Security Agreement, by and among the registrant, K2 HealthVentures LLC and Ankura Trust Company, LLC, dated as of April 1, 2022	8-K	001-39575	10.1	April 5, 2022

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	10-K	001-39575	23.1	March 24, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39575	32.1	March 24, 2023

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39575	32.2	March 24, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	10-K	001-39575	101.INS	March 24, 2023
101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-39575	101.SCH	March 24, 2023
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-39575	101.CAL	March 24, 2023
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-39575	101.DEF	March 24, 2023
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-39575	101.LAB	March 24, 2023
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-39575	101.PRE	March 24, 2023
104*	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†

Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are of the type that the registrant treats as private or confidential.

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

ONCORUS, INC.

Date: May 1, 2023	By:	/s/ Theodore (Ted) Ashburn
Name: Theodore (Ted) Ashburn, M.D., PhD.
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Theodore (Ted) Ashburn	President, Chief Executive Officer and Director	May 1, 2023
Theodore (Ted) Ashburn, M.D., PhD.	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board of Directors	May 1, 2023
Mitchell Finer, Ph.D.

*	Director	May 1, 2023
Luke Evnin, Ph.D.

*	Director	May 1, 2023
Douglas M. Fambrough, III, Ph.D.

*	Director	May 1, 2023
Mary Kay Fenton

*	Director	May 1, 2023
Spencer Nam

*	Director	May 1, 2023
Eric Rubin, M.D.

*	Director	May 1, 2023
Barbara Yanni

*By: /s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D., as attorney-in-fact