Form 10-Q
period 2023-03-31
Oncorus, Inc.
filed 2023-05-22
CIK 1671818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, the registrant had 26,094,847 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing of certain regulatory milestones, including the submission of investigational new drug applications, or INDs, for ONCR-021 and ONCR-788, and our ability to receive the required regulatory approvals and clearances to successfully market and sell our products in the United States and certain other countries;
•
our ability to fund our working capital requirements;
•
our financial performance and our ability to effectively manage our anticipated growth; and
•
the sufficiency of our existing funding and our ability to obtain additional funding for our operations including our ability to continue as a going concern.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the section titled “Risk Factors” under Part II, Item 1A, below and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, and under similar captions in our periodic reports filed with the SEC from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONCORUS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except for par value data)

(unaudited)

	MARCH 31, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$21,217	$25,709
Investments	23,765	36,487
Prepaid expenses and other current assets	1,688	2,422
Total current assets	46,670	64,618
Property and equipment, net	34,852	44,360
Right-of-use asset	24,214	32,560
Restricted cash	3,437	3,437
Other assets	580	611
Total assets	$109,753	$145,586
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,760	$5,694
Accrued expenses and other current liabilities	6,623	10,948
Lease liability - current portion	1,187	1,129
Term loan, net of debt discount	20,538	19,436
Total current liabilities	31,108	37,207
Lease liability - net of current portion	47,524	47,854
Total liabilities	78,632	85,061
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized — 10,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding — no shares at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; authorized — 100,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding — 26,095 shares at March 31, 2023 and December 31, 2022	3	3
Additional paid-in capital	334,050	332,583
Accumulated other comprehensive loss	(24)	(52)
Accumulated deficit	(302,908)	(272,009)
Total stockholders’ equity	31,121	60,525
Total liabilities and stockholders’ equity	$109,753	$145,586

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Operating expenses:
Research and development	$10,630	$12,469
General and administrative	4,499	5,349
Total operating expenses	15,129	17,818
Impairment loss	(14,575)	—
Loss from operations	(29,704)	(17,818)
Other (expense) income:
Other expense	—	(38)
Interest (expense) income	(1,195)	76
Total other (expense) income, net	(1,195)	38
Net loss	$(30,899)	$(17,780)
Comprehensive loss:
Net unrealized loss on investments	(28)	(26)
Comprehensive loss	$(30,927)	$(17,806)
Net loss per share—basic and diluted	$(1.18)	$(0.69)
Weighted-average number of common shares outstanding—basic and diluted	26,095	25,865

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPRENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at December 31, 2021	25,848,229	$3	$324,620	$(14)	$(194,587)	$130,022
Stock-based compensation expense	—	—	1,980	—	—	1,980
Exercise of options to purchase common stock	34,967	—	62	—	—	62
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(17,780)	(17,780)
Balance at March 31, 2022	25,883,196	$3	$326,662	$(40)	$(212,367)	$114,258

Balance at December 31, 2022	26,094,847	$3	$332,583	$(52)	$(272,009)	$60,525
Stock-based compensation expense	—	—	1,467	—	—	1,467
Other comprehensive loss	—	—	—	28	—	28
Net loss	—	—	—	—	(30,899)	(30,899)
Balance at March 31, 2023	26,094,847	$3	$334,050	$(24)	$(302,908)	$31,121

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

ONCORUS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Operating activities:
Net loss	$(30,899)	$(17,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,099	583
Stock-based compensation	1,467	1,980
Interest expense related to term loan	1,335	—
Amortization of premium/discount on investments	(278)	51
Long-lived asset impairment	14,575	—
Non-cash interest income	(232)	(59)
Changes in:
Prepaid expenses and other assets	714	975
Operating lease right-of-use asset	223	523
Tenant improvement allowance reimbursements	2,952	4,511
Accounts payable	(3,214)	(11,940)
Accrued expenses and other current liabilities	(4,918)	(1,807)
Operating lease liability	(271)	(474)
Net cash used in operating activities	(17,447)	(23,437)
Investing activities
Purchase of property and equipment	(73)	(1,868)
Proceeds from sales and maturities of investments	13,028	—
Net cash provided by (used in) in investing activities	12,955	(1,868)
Financing activities
Proceeds from exercise of options to purchase common stock	—	62
Net cash provided by financing activities	—	62
Decrease in cash and cash equivalents	(4,492)	(25,243)
Cash, cash equivalents and restricted cash at beginning of period	29,146	104,189
Cash, cash equivalents and restricted cash at end of period	$24,654	$78,946
Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment in accrued expenses and accounts payable	$872	$4,965

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund its operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-related capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

The Company has incurred recurring losses since its inception, including a net loss of $30.9 million for the three months ended March 31, 2023, which included a non-cash charge of $14.6 million related to the impairment of the Company's long-lived assets. In addition, as of March 31, 2023, the Company had an accumulated deficit of $302.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and investments as of March 31, 2023, following the repayment in full of its debt in May 2023, will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2023, which raises substantial doubt about the Company's ability to continue as a going concern without additional funding. The Company expects to finance its operations through potential public or private equity financings, debt financings, collaboration agreements, strategic transactions and other capital sources or combinations thereof. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed would have a negative impact on its financial condition and ability to pursue its business strategies and operating plan. There can be no assurance that the Company's current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by the FASB’s ASUs.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) which are considered necessary to present fairly the Company’s financial position as of March 31, 2023, its results of operations for the three months ended March 31, 2023 and 2022, its changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31 2023 and 2022.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023. The condensed consolidated balance sheet data as of December 31, 2022 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. The results for the three months ended March 31, 2023, are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, included in its Annual Report. Any changes to the Company’s significant accounting policies are further discussed below.

COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company implemented a work-from-home policy allowing employees who can work from home to do so. The Company has transitioned back to in-office work for the majority of its employees. Work in our office and manufacturing spaces has been organized to reduce risk of COVID-19 transmission. Business travel was previously suspended but is now becoming more frequent, and online and teleconference technology continues to be used regularly. The Company continues to monitor guidance from the CDC and other relevant health regulatory authorities and may adjust its plans and protocols to the extent there are changes in such guidance. As of the date of issuance of these unaudited interim condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from those estimates, and any such differences may be material to the Company’s unaudited interim condensed consolidated financial statements.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 1 (Liquidity).

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

Debt Related Costs

The carrying value of the Company’s Term Loan (see Note 8) is recorded net of issuance costs and discount relating to the issuance of warrants and fees paid to the lender. Debt-related costs are amortized over the term of the debt using the effective interest method and recognized as interest expense.

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

Restricted Cash

The Company maintains a balance in a segregated bank account in connection with a letter of credit for the benefit of the landlord in connection with its operating lease for its Andover, Massachusetts facility. As of March 31, 2023, restricted cash consisted of $3.4 million held for the benefit of the landlord. This amount has been classified as part of non-current assets on the Company's unaudited interim condensed consolidated balance sheets.

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

	MARCH 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$21,217	$75,509
Restricted cash	3,437	3,437
Total cash, cash equivalents and restricted cash shown in the unaudited interim consolidated statements of cash flows	$24,654	$78,946

Investments

Short-term investments consist of commercial paper, corporate bonds and U.S. treasury securities with original maturities greater than three months. The Company may sell investments at any time for use in current operations even if the investments have not yet reached maturity. As a result, the Company classifies its investments, including securities with maturities beyond twelve months, as current assets. As of March 31, 2023, all investments are classified as available-for-sale securities ("AFS"), which are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in accumulated other comprehensive income or loss in stockholders’ equity until realized. Purchase premiums and discounts are amortized to other income over the terms of the related securities.

ASU 2016-13 (Topic 326) made targeted changes to ASC 320 Debt Securities ("ASC 320") to eliminate the concept of “other than temporary” from the impairment loss estimation model for AFS securities. A summary of the changes made by the Company as a result of adoption of ASU 2016-13 is as follows:

•The use of an allowance approach, rather than a permanent write-down of a security’s cost basis upon determination of an impairment loss;

•The amount of the allowance is limited to the amount at which the security’s fair value is less than its amortized cost basis;

•The Company may not consider the length of time a security’s fair value has been less than amortized cost; and

•The Company may not consider recoveries in fair value after the balance sheet date when assessing whether a credit loss exists.

The Company’s AFS securities are carried at fair value. For AFS securities in an unrealized loss position, management will first evaluate whether there is intent to sell a security, or if it is more likely than not that the Company will be required to sell a security prior to anticipated recovery of its amortized cost basis. If either of these criteria are met, the Company will record a write-down of the security’s amortized cost basis to fair value through income. For those AFS securities which do not meet the intent or requirement to sell criteria, management will evaluate whether the decline in fair value is a result of credit related matters or other factors. In performing this assessment, management considers the creditworthiness of the issuer including whether the security is guaranteed by the U.S. federal government or other government agency, the extent to which fair value is less than amortized cost, and changes in credit rating during the period, among other factors. If this assessment indicates the existence of credit losses, an allowance for credit losses will be established, as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the security is determined to be uncollectible, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met. On January 1, 2022, the date on which the Company adopted ASU 2016-13, no allowance for credit losses was recorded for AFS securities. Gains and losses on sales of securities are recognized at the time of sale on the specific-identification basis.

Prior to the adoption of ASU 2016-13, management evaluated impaired securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warranted such evaluation. Consideration was given to the length of time and the extent to which the fair value was less than cost, current market conditions, the financial condition and near-term prospects of the issuer, performance of collateral underlying the securities, the ratings of the individual securities, the interest rate environment, the Company’s intent to sell the security or whether it was more likely than not that the Company would be required to sell the debt security before its anticipated recovery, as well as other qualitative factors.

If a decline in fair value below the amortized cost basis of an investment was judged to be other than temporary, the investment was written down to fair value. The portion of the impairment related to credit losses was included in net income, and the portion of the impairment related to other factors was included in other comprehensive income. Refer to Note 3, “Cash Equivalents and Investments” for additional information regarding the measurement of impairment losses on AFS securities.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments, which is codified in Topic 326. The ASU changes how entities will measure credit losses on Held-to-Maturity (HTM) and Available-for-Sale debt securities. After the adoption of ASU 2016-13 (Topic 326), additional disclosures are required for HTM debt securities. The standard became effective for the Company as of January 1, 2023. The Company adopted ASU 2016-13 (Topic 326) in the first quarter of 2023. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

There have been no other recently issued accounting pronouncements other than those described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report.

3. Cash Equivalents and Investments

The following tables summarize the amortized cost and fair value of the Company's cash equivalents and investments (in thousands):

	MARCH 31, 2023
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ALLOWANCE FOR CREDIT LOSSES		ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$9,014	$—	$—		$—	$9,014
Total Cash Equivalents	$9,014	$—	$—		$—	$9,014

Investments
Commercial paper	$16,308	$—	$—		$—	$16,308
Corporate bonds	1,509	—	(9)		—	1,500
U.S. treasury securities	5,972	—	(15)		—	5,957
Total Investments	$23,789	$—	$(24)	$		$23,765

	DECEMBER 31, 2022
	AMORTIZED COST BASIS	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ALLOWANCE FOR CREDIT LOSSES	ESTIMATED FAIR VALUE
Cash Equivalents
Money market funds	$19,881	$—	$—	$—	$19,881
Total Cash Equivalents	$19,881	$—	$—	$—	$19,881

Investments
Commercial paper	$25,094	$—	$—	$—	$25,094
U.S. treasury securities	8,417	—	(39)	—	8,378
Corporate bonds	3,028	—	(13)	—	3,015
Total Investments	$36,539	$—	$(52)	$—	$36,487

The Company did not record a provision for credit losses on any AFS securities for either the three months ended March 31, 2023 or March 31, 2022. No securities held by the Company were delinquent on contractual payments as of March 31, 2023 and December 31, 2022, nor were any securities placed on non-accrual status for the three and twelve month periods then ended, respectively. Interest on investments is recognized as interest income in the consolidated statements of operations and comprehensive loss. All investments held as of March 31, 2023 were classified as AFS securities and had contractual maturities of less than one year.

The following table summarizes gross realized gains and losses from sales of AFS securities for the periods indicated:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Gross realized gains from sales of AFS securities	$44	$—
Gross realized losses from sales of AFS securities	—	—
Losses from sales of AFS securities, net	$44	$—

Information pertaining to AFS securities with gross unrealized gains (losses) as of March 31, 2023 and December 31, 2022, for which the Company did not recognize a provision for credit losses under the current expected credit loss methodology, aggregated by investment category and length of time that individual securities had been in a continuous loss position, is as follows:

		MARCH 31, 2023 - LESS THAN 12 MONTHS
	# OF HOLDINGS	GROSS UNREALIZED GAINS	FAIR VALUE
Commercial paper	11	$—	$16,308
U.S. treasury securities	4	24	5,957
Corporate bonds	1	4	1,500
	16	$28	$23,765

		DECEMBER 31, 2022 - LESS THAN 12 MONTHS
	# OF HOLDINGS	GROSS UNREALIZED GAINS	FAIR VALUE
Commercial paper	17	$—	$25,094
U.S. treasury securities	5	(39)	8,378
Corporate bonds	2	(13)	3,015
	24	$(52)	$36,487

The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell each security before the expected recovery of its amortized cost basis. As a result, the Company did not recognize an ACL on these investments as of March 31, 2023 or December 31, 2022. The causes of the impairments listed in the tables above by category are as follows as of March 31, 2023 and December 31, 2022:

1.
Corporate bonds – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.
2.
U.S. treasury securities – The securities with unrealized losses in this portfolio have contractual terms that generally do not permit the issuer to settle the security at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. government or one of its agencies.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2023
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$9,014	$—	$—	$9,014
U.S. treasury securities	5,957	—	—	5,957
Commercial paper	—	16,308	—	16,308
Corporate bonds	—	1,500	—	1,500
Total Assets	$14,971	$17,808	$—	$32,779

	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2022
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Money market funds	$19,881	$—	$—	$19,881
U.S. treasury securities	8,378	—	—	8,378
Commercial paper	—	25,094	—	25,094
Corporate bonds	—	3,015	—	3,015
Total Assets	$28,259	$28,109	$—	$56,368

The Company classifies its money market funds and U.S. treasury securities as Level 1 assets since it measures fair value using quoted prices in active markets for identical assets. The Level 2 assets include commercial paper and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data. The Company did not hold any Level 3 assets during the periods presented.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 assets during the periods presented.

5. Leases

The Company has an operating lease for approximately 33,518 square feet (the “Pod 4 Portion”), approximately 54,666 square feet (the “Pod 5 Portion”), and approximately 17,150 square feet ("Pod 3 Portion") of a manufacturing facility located in Andover, Massachusetts that also serves as its corporate headquarters. This lease expires in December 2036 and the Company has two options to extend the term of the lease for a period of ten years each. As of March 31, 2023, the Company had not exercised its options to extend the lease term for either lease and did not consider it reasonably certain that these options would be exercised. The Company agreed to provide the landlord with a $3.4 million letter of credit as support for its obligations under the Andover facility lease. The lease provides a lease incentive in the form of reimbursable leasehold improvements of $14.9 million. Due to the unpredictability of the payout of leasehold improvement reimbursements, the right-of-use asset will be adjusted on a prospective basis to reflect any payments relating to the lease incentive as construction related to these improvements is performed over the life of the lease. As of March 31, 2023, the Company had capitalized $38.1 million of leasehold improvement costs, of which $14.4 million was reimbursed through the lease incentive. The lease payments include fixed base rent payments and variable rents for certain shared facility operating and other costs.

The Company was also party to an operating lease in Cambridge, Massachusetts, which served as its corporate headquarters until September 2022. On September 13, 2022, the Company executed an amendment to its Cambridge lease which accelerated the lease termination date to November 15, 2022, from the previous date of January, 2024. In connection with this amendment, the Company remeasured the remaining lease liability and right-of-use-asset and recognized a gain of $0.5 million, which was included as a reduction of operating expenses in the consolidated statements of operations and comprehensive loss during the three months ended December 31, 2022.

During the three months ended March 31, 2023, the Company recognized total rent expense related to the leases described above of $1.2 million, compared to $1.6 million in the same period of 2022. The amount of variable rent expense and rent for short-term leases for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.9 million, respectively.

Other supplemental information related to leases is as follows:

	AS OF AND FOR THREE MONTHS ENDED MARCH 31,
	2023	2022
Weighted average remaining lease term	14 years	13.5 years
Weighted average discount rate	7.7%	8.1%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,210	$1,505

Maturities of operating lease liabilities are as follows as of March 31, 2023 (in thousands):

Year	Amount
2023	$3,640
2024	4,995
2025	5,145
2026	5,299
2027	5,458
Thereafter	57,114
Total lease payments	81,651
Less imputed interest	(32,940)
Total lease liabilities	$48,711

Current portion	1,187
Long-term portion	47,524

6. Impairment of Long-lived Assets

The Company’s long-lived assets consist of property and equipment and an operating lease, right-of-use asset associated with its manufacturing facility in Andover, Massachusetts. Long-lived assets that are classified as held for use are tested for recoverability whenever events or changes in circumstances indicate that the Company's carrying value of the assets may not be fully recoverable. The Company identified circumstances that indicated that its long-lived assets may not be recoverable as of March 31, 2023. Specifically, these circumstances included changes in the market price of the asset group, continued losses and a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, the Company performed a recoverability test by comparing the future cash flows attributable to the asset group to the carrying value of the long-lived assets. Based on this evaluation, the Company determined that the long-lived assets were no longer recoverable and recorded an impairment charge of $14.6 million by comparing the carrying amount to the estimated fair value.

Under ASC 820, Fair Value Measurement, a fair value measurement of a nonfinancial asset takes into account a market participant’s ability to generate economic benefits by using the asset in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. Therefore, fair value is a market-based measurement and not an entity-specific measurement. It is determined based on assumptions that market participants would use in pricing the asset or liability. The exit price objective of a fair value measurement applies regardless of the reporting entity’s intent and/or ability to sell the asset or transfer the liability at the measurement date. The fair value estimate of the Company’s property and equipment used a combination of methods, including the cost and market approaches. The fair value of the right of use asset and leasehold improvements were estimated using the discounted cash flow method of the income approach. Cash flows were estimated using a market rent for comparable laboratory and manufacturing facilities discounted at a market discount rate over the remaining term of the Company's lease. The Company continues to classify its long-lived assets as held for use. If circumstances change as a result of the Company's decision to prioritize preservation of capital or if the assets are not transferred in an orderly transaction between market participants, the value obtained could be different than the Company’s estimates and such differences could be material.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Accrued research and development costs	$2,242	$2,661
Accrued leasehold improvement costs	1,446	4,079
Accrued compensation	1,291	2,612
Accrued professional fees	846	752
Accrued interest expense	208	198
Miscellaneous accrued expenses	591	646
Total accrued expenses and other current liabilities	$6,623	$10,948

8. Term Loan, Net of Debt Discount

On April 1, 2022, the Company entered into a loan and security agreement (the "Loan Agreement") with K2 HealthVentures LLC ("K2HV"), and together with any other lender from time to time party thereto, the “Lenders”), K2HV as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provided for term loan commitments of up to $45.0 million in four potential tranches, of which $20.0 million was funded on April 1, 2022. The timing and availability of the other tranche term loan commitments was subject to various conditions.

The facility carried a 48-month term with interest only payments for 24 months. Subsequent to the interest-only period, the Company was required to make equal monthly payments of principal plus interest until the loans were scheduled mature on April 1, 2026. The term loans bore a variable interest rate equal to the greater of 7.75% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 4.25%. The variable interest rate at March 31, 2023 was 12.25%. Upon final payment or prepayment of the loans, the Company was required to pay a final payment equal to 5.45% of the loans borrowed (the "Final Fee"), which is being accrued to interest expense over the term of the loan. The Company had an option to prepay the loans in whole, subject to a prepayment fee of 3% prior to the first anniversary of April 1, 2022, 2% after the first anniversary but prior the second anniversary of the funding date, and 1% thereafter if prior to the maturity date. As described in Note 13, subsequent to March 31, 2023, the Company repaid in full the $20.0 million owed, together with $1.6 million in accrued interest and fees, and terminated the Loan Agreement.

The Lenders could have elected at any time prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $5.0 million in principal amount, into shares of the Company's common stock at a conversion price of $2.2689, subject to customary beneficial ownership limitations.

The Loan Agreement contained customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limited or restricted the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

In connection with entering into the Loan Agreement, the Company also issued to K2HV a warrant to purchase a number of shares of Common Stock equal to the quotient of 2.95% of the aggregate funded term loan amount divided by $1.5126, the exercise price, up to a maximum of 877,627 shares (the "Warrant"). The Warrant expires on April 1, 2032. The Warrant has been classified within equity since it (i) is indexed to the Company’s own equity and (ii) meets the equity classification conditions. As of March 31, 2023, the Warrant was exercisable for 390,056 shares of common stock. The Company allocated the proceeds between the term loan and the Warrant on a relative fair value basis, resulting in a discount on the term loan. The Warrant provides the Lenders with certain piggyback registration rights with respect to the shares of common stock issuable upon exercise of the Warrant.

The Company incurred fees and issuance costs associated with the Loan Agreement of $0.5 million. The Company recorded contractual interest expense related to the Loan Agreement of $0.6 million and additional interest expense related to the amortization of the debt discount and issuance costs and accretion of the Final Fee of $1.1 million in the three months ended March 31, 2023. The effective interest rate at March 31, 2023, which includes the non-cash interest components noted above, was 34.0%.

Future principal debt payments on the Loan Agreement as of March 31, 2023 are as follows (in thousands):

MARCH 31, 2023
2023	$20,000
2024	—
2025	—
2026	—
2027	—
Total principal payments	20,000
Final Fee	1,090
Total principal payments and Final Fee	21,090
Less: Unamortized debt discount and debt issuance costs	(277)
Less: Unaccreted Final Fee	(275)
Term loan, current	$20,538

9. Common Stock

The Company’s amended and restated certificate of incorporation provides for 100,000,000 shares designated as common stock with a par value of $0.0001 per share as part of its authorized capital.

Each share of the Company's common stock is entitled to one vote. The holders of shares of common stock are entitled to receive dividends, if and when declared by the Board of Directors.

Restricted Stock

The Company issued restricted stock to its founders and certain of its officers. In general, the shares of restricted stock vested over a four-year period, with 25% of the shares vesting after one year, followed by monthly vesting over the remaining three years. As of March 31, 2023, all restricted stock awards were fully vested.

Common Stock Warrants

The Company issued warrants to purchase common stock in connection with a preferred stock financing in March 2016. These common stock warrants allow for the holders to purchase 71,544 shares of common stock at $1.21 per share. As of March 31, 2023, 2022, all of the common stock warrants were fully exercisable. The common stock warrants expire in 2031. As described in Note 8, on April 1, 2022, the Company issued a warrant to K2HV to purchase 390,056 shares of common stock. This warrant expires in 2032.

Reserved Shares

The Company has reserved the following shares of common stock for the conversion or exercise of the following securities:

	MARCH 31, 2023	DECEMBER 31, 2022
Exercise of common stock warrants	949,171	949,171
Exercise of options to purchase common stock	4,558,988	4,391,207
Shares available for issuance under equity incentive plans	2,512,467	2,680,248
Shares available for issuance under term loan conversion	2,203,711	2,203,711
Total	8,020,626	10,224,337

10. Equity Incentive Plans

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

On September 23, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective on October 1, 2020 and serves as the successor to the 2016 Plan. The 2020 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, cash awards, performance awards and stock bonus awards. The number of shares reserved for issuance under the 2020 Plan increases automatically on January 1 of each fiscal year, through and including January 1, 2030, by the number of shares equal to 5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31, or a lesser number of shares as may be determined by the board of directors (or an authorized committee thereof). On January 1, 2023, the number of shares reserved for issuance under the 2020 Plan increased by 1,298,656 shares of common stock.

At March 31, 2023, there were 2,512,467 shares of common stock available for issuance under the 2020 Plan.

On September 23, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on October 1, 2020. The Company initially reserved 280,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on January 1st of each fiscal year through and including January 1, 2030, by the number of shares equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on the last day of the fiscal year prior to the date of such automatic increase and (b) 560,000 shares, provided that prior to the date of any such increase, the board of directors may determine a lesser number of shares for such increase. On January 1, 2023, the the number of shares reserved for issuance under the ESPP increased by 259,731 shares of common stock. The ESPP provides for six-month offering periods commencing on January 1 and ending on June 30 and commencing on July 1 and ending on December 31 of each calendar year. The Company began its first offering period on January 1, 2022, and issued 89,112 shares of common stock on June 30, 2022 at the end of the first offering period. The Company commenced its second offering period on July 1, 2022, and issued 122,228 shares of common stock on December 31, 2022 at the end of the second offering period. The Company commenced an offering period on January 1, 2023 that is scheduled to end on June 30, 2023.

Total stock-based compensation was classified as follows on the unaudited interim condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022

General and administrative	$901	$1,262
Research and development	566	718
Total stock-based compensation	$1,467	$1,980

In December 2020, the Company granted an employee an option to purchase 113,000 shares of the Company’s common stock with an exercise price per share equal to the fair value of the Company’s common stock on the date of grant. This grant is included in the outstanding options in the summary table below. The option grant includes three separate tranches (each tranche representing one-third of the total grant) that will each vest four years from the date of grant. This option grant and its tranches are subject to accelerated vesting in the event that the Company achieves certain defined milestones related to the Company’s manufacturing efforts. The Company recognized stock-based compensation expense of $0.2 million related to this grant in the three months ended March 31, 2023.

A summary of option activity for the three months ended March 31, 2023 is presented below:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2022	4,391,207	$7.57
Granted	347,609	$0.39
Exercised	—	—
Canceled, expired or forfeited	(179,828)	$6.53
Outstanding at March 31, 2023	4,558,988	$7.07	7.85	$—
Vested and expected to vest at March 31, 2023	4,558,988	$7.07	7.80	$—
Exercisable at March 31, 2023	2,225,663	$7.55	6.88	$—

The weighted average grant date fair value per share of options granted to employees, directors and non-employee consultants during the three months ended March 31, 2023 and 2022 was $0.39 and $1.54, respectively. There were no options exercised during the three months ended March 31, 2023. The total intrinsic value of options exercised was $0.0 million for the three months ended March 31, 2023. Total unrecognized stock-based compensation expense related to options was $9.2 million at March 31, 2023, and is expected to be recognized over a weighted-average period of 2.4 years.

11. Commitments and Contingencies

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses costs related to such legal proceedings as incurred.

12. Net Loss Per Share

The following securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share for the periods presented, because to do so would have been antidilutive:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Outstanding stock options	4,558,988	4,584,601
Shares expected to be purchased under employee stock purchase plan	156,898	62,243
Common stock warrants	461,600	71,544
Total	5,177,486	4,718,388

13. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date on which these financial statements were issued and identified the following:

Termination of Loan Agreement

On May 12, 2023, the Company repaid in full all of its outstanding obligations and other fees under the Loan Agreement (see Note 8), including $20.0 million of principal and $1.6 million of accrued interest and related fees and expenses, and the Loan Agreement was terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" under Part II, Item 1A, below and under "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 24, 2023.

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

Results of Operations - An analysis of our financial results comparing the three months ended March 31, 2023 to the three months ended March 31, 2022.

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

Our two product candidates from our self-amplifying RNA platform are ONCR-021 and ONCR-788. ONCR-021, our lead product candidate, is an IV administered viral RNA encoding an optimized genome of Coxsackievirus 21A, or CVA21, encapsulated within an LNP. Subject to receipt of additional financing, we plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, in mid-2023 to evaluate ONCR-021 in multiple indications, including non-small cell lung cancer, renal cell carcinoma, melanoma, and anaplastic thyroid cancer, both as monotherapy and in combination with immune checkpoint inhibitors and other cancer treatments. We are also developing ONCR-788, which encodes for a modified version of the Seneca Valley Virus, or SVV. Both CVA21 and SVV have extensive clinical experience and favorable safety profiles when administered IV. Following the IND submission for ONCR-021 and pending the receipt of additional financing, which is not certain at this time, we may submit an IND for ONCR-788 to enable its development in small cell lung cancer, neuroendocrine prostate and other neuroendocrine cancers, both as a single agent and in combination with immune checkpoint inhibitors and other cancer treatments.

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

Recent Developments

On April 1, 2022, we entered into a Loan and Security Agreement with K2 HealthVentures LLC, or K2HV, as lender and administrative agent, and Ankura Trust Company, LLC, as collateral agent, or the Loan Agreement, which enabled us to borrow up to an aggregate of $45.0 million upon the achievement of certain time-based and regulatory milestones. We borrowed $20.0 million under the Loan Agreement concurrent with its execution.

On May 12, 2023, we repaid in full all of our outstanding obligations and other fees under the Loan Agreement, including $20.0 million of principal and $1.6 million of accrued interest and related fees and expenses, and the Loan Agreement was terminated.

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

We have funded our operations primarily through the sale of redeemable convertible preferred stock and from our initial public offering, or IPO, of our common stock in 2020 and a follow-on public offering of common stock in 2021. From inception through March 31, 2023, we raised an aggregate of $306.3 million in gross proceeds from sales of our equity securities.

At-the-Market Program

In November 2021, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, relating to the sale of shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies, acting as agent, in a series of one or more at-the-market equity offerings. Jefferies is not required to sell any specific amount but acts as our agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the Sales Agreement will be sold pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on November 12, 2021. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of March 31, 2023, we have not sold any shares under the Sales Agreement.

Since inception, we have incurred significant operating losses. Our net losses were $30.9 million (including a non-cash charge of $14.6 million related to the impairment of our long-lived assets) and $17.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 we had an accumulated deficit of $302.9 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future.

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

As of March 31, 2023, we had aggregate cash and cash equivalents and investments of $45.0 million. We believe that our existing cash and cash equivalents and investments, following the full prepayment of our debt in May 2023, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023.

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

Impairment of long-lived assets

As of March 31, 2023, we identified circumstances that indicated that the value of our long-lived assets may not be recoverable at the carrying values reflected on our balance sheet as of such date. These circumstances included changes in the market price of the asset group, our continued losses and a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, we performed a recoverability evaluation by comparing the future cash flows attributable to the asset group to the carrying value of the long-lived assets. Based on this evaluation, we determined that the long-lived assets were no longer recoverable and recorded an impairment charge of $14.6 million based on the difference between the carrying amount and the estimated fair value of the assets. The fair value was estimated using a combination of methods, including consideration of replacement costs, liquidation values, and market rates that market participants would consider the highest and best use of the asset.

Other (Expense) Income

Other (expense) income consists primarily of interest expense associated with our Loan Agreement with K2HV and interest income earned on our investments and cash equivalents.

Results of Operations

The following table summarizes our results of operations for the periods indicated.

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$10,630	$12,469	$(1,839)	-15%
General and administrative	4,499	5,349	(850)	-16%
Total operating expenses	15,129	17,818	(2,689)	-15%
Impairment loss	(14,575)	—	(14,575)	—
Loss from operations	(29,704)	(17,818)	(11,886)	-67%
Total other (expense) income, net	(1,195)	38	(1,233)	-3244%
Net loss	$(30,899)	$(17,780)	$(13,119)	-74%

Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022

Research and Development Expenses

The table below summarizes our research and development expenses by product candidate or development program and unallocated research and development expenses for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2023	2022	CHANGE
	(in thousands)
Direct external expenses by program
ONCR-177	$620	$3,127	$(2,507)
ONCR-021	1,232	925	307
ONCR-788	—	46	(46)
Platform development, early stage research and unallocated expenses:
Employee compensation and related	3,721	4,600	(879)
External research, development and consulting	1,950	284	1,666
Laboratory supplies	69	958	(889)
Facility-related	1,802	1,793	9
Other expenses	1,236	736	500
Total research and development	$10,630	$12,469	$(1,839)

Research and development expenses decreased from $12.5 million for the three months ended March 31, 2022 to $10.6 million for the three months ended March 31, 2023. The decrease of $1.9 million, or 15%, was primarily the result of:

•
a $2.5 million decrease in direct external expenses for ONCR-177 due to this program winding down in the fourth quarter of 2022 and the first quarter of 2023;
•
a $0.3 million increase in direct external expenses for ONCR-021, attributable to additional pharmacology, toxicology and translational medicine costs associated with pre-clinical development work to support our planned IND filing in mid-2023;
•
a $0.9 million decrease in employee compensation costs, primarily due to employee turnover and decreased fulltime headcount in 2023 as compared to 2022;
•
a $1.7 million increase in external research, development and consulting costs as we engaged third parties to perform additional functions due to employee turnover and decreased fulltime headcount;
•
a $0.9 million decrease in laboratory supply costs due to lower consumption of supplies as a result of the discontinuation of the ONCR-177 program in the later part of 2022; and
•
a $0.5 million increase in other expenses, primarily driven by the increase in depreciation of leasehold improvements placed into service at the Andover facility during 2022.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2023	2022	CHANGE
	(in thousands)
Employee compensation and related	$2,171	$2,535	$(364)
Professional service and consultant fees	1,405	1,922	(517)
Facility-related	472	301	171
Other expenses	451	591	(140)
Total general and administrative expenses	$4,499	$5,349	$(850)

General and administrative expenses decreased from $5.3 million for the three months ended March 31, 2022, to $4.5 million for the three months ended March 31, 2023. The decrease of $0.8 million, or -15%, was primarily the result of:

•
a $0.4 million decrease in employee compensation and related expenses, primarily due to employee turnover and decreased fulltime headcount in 2022 and the first quarter of 2023 as compared to the first quarter of 2022;
•
a $0.5 million decrease in professional service and consultant fees primarily related to decreased consultant costs to support our personnel and decreased recruiting costs since our hiring has moderated during 2022 and the first quarter of 2023;
•
a $0.2 million increase in facility-related costs primarily due to expansion of our Andover facility in 2022; and
•
a $0.1 million decrease in other expenses primarily related to decreased support costs from consolidating our operations into one facility in 2022.

Other (Expense) Income

Other (expense) income for the three months ended March 31, 2023, decreased by $1.2 million compared to the three months ended March 31, 2022. This decrease was primarily driven by the acceleration of the amortization of both the discount and the deferred financing costs and the accrual of the debt exit fee upon the prepayment of our term loan on May 12, 2023. See further discussion of this payoff in Liquidity and Capital Resources and in Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flows

	THREE MONTHS ENDED MARCH 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,447)	$(23,437)
Investing activities	12,955	(1,868)
Financing activities	—	62
Net decrease in cash and cash equivalents	$(4,492)	$(25,243)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $17.5 million and primarily related to our net loss for the period of $30.9 million, partially offset by non-cash charges consisting primarily of an impairment loss of $14.6 million, depreciation and amortization of $1.1 million, stock-based compensation expense of $1.5 million, $(0.6) million of amortization of premiums/discounts and interest income on our investments, and non-cash interest expense related to our Term Loan of $1.3 million. Our net cash used in operating activities also included a net use of cash of $(4.5) million related to changes in operating assets and liabilities as follows:

•
a source of cash of $2.9 million from the reimbursement of certain Andover construction costs through our tenant improvement allowance;
•
a net source of cash of $0.7 million due to a decrease in prepaid expenses and other current assets primarily due to services being performed on amounts already paid to vendors; and
•
a net use of cash of $8.1 million from decreases in accounts payable and accrued expenses primarily due to the timing of Andover construction invoices.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023, was $13.0 million, which primarily consisted of net proceeds from the sales and maturities of short-term investments of $13.0 million.

Funding Requirements

We will need to obtain substantial additional funding to support our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents and investments, following the repayment in full of our debt in May 2023, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on a number of factors, including:

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
•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims.

Our cash and cash equivalents and investments as of March 31, 2023, will not be sufficient to complete development of our product candidates. Accordingly, we will be required to obtain further funding to achieve our business objectives.

Sources of Liquidity

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

There have been no significant changes to our critical accounting policies or other significant judgments and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023.

Contractual Obligations

As of March 31, 2023, there have been no material changes to our contractual obligations and commitments, consisting of operating lease obligations, from those described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023.

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

Following the repayment in full of our indebtedness in May 2023, we are no longer exposed to interest rate risk with respect to our debt obligations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with, and may continue to contract with, foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and certain supply chain costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as provided below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023.

We have recently suffered an impairment loss on our long-lived assets, and in the future we could suffer additional losses if our assets are sold for less than their carrying values.

Following our continued operating losses and a sustained decline in our market capitalization, we concluded that changes in business circumstances indicated that the carrying amount of our long-lived assets, consisting of our property and equipment and right of use asset, may not be fully recoverable. As a result, we performed a recoverability test to compare our forecast of the undiscounted cash flows expected to result from the use and eventual disposition of our long-lived assets to their carrying values on our balance sheet. Following this analysis, we recognized a non-cash impairment loss of $14.6 million for the three months ended March 31, 2023. We are evaluating opportunities to finance our continued operations and the further development of our programs, including, but not limited to, the potential sale or lease of our facilities, property and equipment; however, we can provide no assurances that we will successfully achieve our financing goals, that we will be able do so in accordance with our expected timeline or that we will be able to recover the carrying value of our facilities, property and equipment in a potential transaction. The process of pursuing a plan to sell or lease our facilities may be time-consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected and may result in additional non-cash impairment charges. Any potential transactions, and the related valuations, would be dependent upon various external factors beyond our control, including, among others, market conditions, industry trends, interest of third parties, and the availability of financing to potential buyers on commercially reasonable terms. Such impairments or losses could materially affect our reported net earnings, business, financial condition, results of operations, cash flows or stock price.

If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted, which would harm our business and could have an adverse impact on the liquidity and trading price of our common stock and our ability to raise additional capital.

Our common stock is currently listed on The Nasdaq Capital Market and, prior to May 3, 2023, was previously listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we were required to satisfy minimum financial and other continued listing requirements and standards, including those related to the price of our common stock. On November 1, 2022, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, notifying us that, based on the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days, we no longer complied with Nasdaq’s minimum bid price requirement in Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days from receipt of the Notice, or until May 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days during this 180-day grace period, among other requirements.

On April 26, 2023, we submitted to the Listing Qualifications Department of Nasdaq an application to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. On May 2, 2023, we received a notice, or the Extension Notice, from the Listing Qualifications Department informing us that Nasdaq granted us an additional 180 calendar days, or until October 30, 2023 to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of May 3, 2023. The Extension Notice has no other immediate effect on the listing of our common stock. If at any time before October 30, 2023, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with Nasdaq Marketplace Rule 5550(a)(2). If compliance cannot be demonstrated to Nasdaq’s satisfaction by October 30, 2023, Nasdaq will provide written notification that our common stock will be delisted.

We intend to continue actively monitoring the bid price for our common stock between now and October 30, 2023 and will consider available options to resolve the deficiency and regain compliance Nasdaq's marketplace rules. These options include, subject to approval by our Board of Directors and stockholders, effecting a reverse stock split, if necessary. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements.

There is no assurance that we will regain compliance with Nasdaq's marketplace rules or that our common stock will not be delisted from Nasdaq. If our common stock were to be delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

ONCORUS, INC.

Date: May 22, 2023	By:	/s/ Theodore (Ted) Ashburn
Theodore (Ted) Ashburn, M.D., Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

ONCORUS, INC.

Date: May 22, 2023	By:	/s/ Alexander Nolte
Alexander Nolte
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)